Form 10-Q
period 2022-09-30
EF Hutton Acquisition Corp I
filed 2022-11-10
CIK 1922858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-41497

EF HUTTON ACQUISITION CORPORATION I

(Exact name of registrant as specified in its charter)

Delaware	86-2559175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 Shipyard Drive, Suite 102 Hingham, MA	02043
(Address of principal executive offices)	(Zip Code)

(929) 528-0767

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	EFHT	The Nasdaq Stock Market LLC
Warrants	EFHTW	The Nasdaq Stock Market LLC
Units	EFHTU	The Nasdaq Stock Market LLC
Rights	EFHTR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 10, 2022, there were 14,632,500 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

EF HUTTON ACQUISITION CORPORATION I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three Months ended September 30, 2022 and 2021, for the Nine Months ended September 30, 2022, and for the period from March 3, 2021 (inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months ended September 30, 2022, for the Three Months Ended September 30, 2021, and for the period from March 3, 2021 (inception) through September 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the Nine Months ended September 30, 2022 and for the period from March 3, 2021 (inception) through September 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19

Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21

Part III. Signatures	22

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EF HUTTON ACQUISITION CORPORATION I

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$632,392	$25,000
Prepaid expenses	159,497	—
Total Current Assets	791,889	25,000

Deferred offering costs	—	54,510
Long-term prepaid insurance	68,033	—
Marketable securities held in Trust Account	116,276,881	—
TOTAL ASSETS	$117,136,803	$79,510

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accrued expenses	$19,078	$—
Accrued offering costs	328,867	55,000
Promissory note – related party	19,700	—
Income taxes payable	24,385	—
Total Current Liabilities	392,030	55,000

Deferred underwriting fee payable	4,025,000	—
TOTAL LIABILITIES	4,417,030	55,000

Commitments and Contingencies (Note 6)

Common Stock subject to possible redemption, 11,500,000 shares at redemption value of $10.10	116,150,000	—

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 3,132,500 and 2,875,000 shares issued and outstanding (excluding 11,500,000 and no shares subject to possible redemption) as of September 30, 2022 and December 31, 2021, respectively	313	288
Additional paid-in capital	—	24,712
Accumulated deficit	(3,430,540)	(490)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(3,430,227)	24,510
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$117,136,803	$79,510

The accompanying notes are an integral part of the unaudited condensed financial statements.

EF HUTTON ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from March 3, 2021 (inception) Through September 30,
	2022	2021	2022	2021
Formation and operating costs	$29,636	$—	$31,483	$490
Income (loss) from operations	(29,636)	—	(31,483)	(490)

Other income (expense):
Interest earned on marketable securities held in Trust Account	126,881	—	126,881	—
Stock-based compensation	—	—	(62,500)	—
Other income (expense), net	126,881	—	64,381	—

Income (loss) before provision for income taxes	97,245	—	32,898	(490)
Provision for income taxes	(24,385)	—	(24,385)	—
Net income (loss)	$72,860	$—	$8,513	$(490)

Weighted average common stock outstanding	5,047,582	2,500,000	3,607,152	2,488,152

Basic and diluted net income (loss) per common stock	$0.01	$—	$0.00	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EF HUTTON ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	2,875,000	$288	$24,712	$(490)	$24,510
Net loss	—	—	—	(668)	(668)
Balance – March 31, 2022	2,875,000	288	24,712	(1,158)	23,842
Stock-based compensation	—	—	62,500	—	62,500
Net loss	—	—	—	(63,679)	(63,679)
Balance – June 30, 2022	2,875,000	288	87,212	(64,837)	22,663
Sale of 257,500 private placement units	257,500	25	2,574,975	—	2,575,000
Fair value of public warrants at issuance	—	—	1,016,600	—	1,016,600
Fair value of anchor investor shares	—	—	3,626,296	—	3,626,296
Fair value of rights included in public units	—	—	1,329,317	—	1,329,317
Allocated value of transaction costs to common stock	—	—	(272,626)	—	(272,626)
Accretion for common stock to redemption amount	—	—	(8,361,774)	(3,438,563)	(11,800,337)
Net loss	—	—	—	72,860	72,860
Balance – September 30, 2022	3,132,500	$313	$—	$(3,430,540)	$(3,430,227)

THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM MARCH 3, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – March 3, 2021 (inception)	—	$—	$—	$—	$—
Common stock issued to initial stockholders	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(490)	(490)
Balance – March 31, 2021	2,875,000	288	24,712	(490)	24,510
Net loss	—	—	—	—	—
Balance – June 30, 2021	2,875,000	288	24,712	(490)	24,510
Net loss	—	—	—	—	—
Balance – September 30, 2021	2,875,000	$288	$24,712	$(490)	$24,510

The accompanying notes are an integral part of the unaudited condensed financial statements.

EF HUTTON ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended	For the Period from March 3, 2021 (inception) through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$8,513	$(490)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest earned on marketable securities held in Trust Account	(126,881)	—
Stock-based compensation	62,500	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,497)	—
Prepaid insurance, short-term	(156,000)	—
Prepaid insurance, long-term	(68,033)	—
Accrued expenses	18,588	490
Income taxes payable	24,385	—
Net cash used in operating activities	(240,425)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(116,150,000)	—
Net cash used in investing activities	(116,150,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	115,000,000	—
Proceeds from sale of Private Placement Units	2,575,000	—
Proceeds from promissory note – related party	19,700	—
Payment of offering costs	(596,883)	—
Net cash provided by financing activities	116,997,817	25,000

Net Change in Cash	607,392	25,000
Cash – Beginning of period	25,000	—
Cash – End of period	$632,392	$25,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$328,867	$54,510
Accretion of Class A common stock to redemption value	$11,800,337	$—
Deferred underwriting fee payable	$4,025,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

EF HUTTON ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Note 1 — Organization and Business Operations and Going Concern

EF Hutton Acquisition Corporation I (formerly EF Hutton Acquisition Corp. II) is a newly incorporated blank check company incorporated as a Delaware corporation on March 3, 2021. The Company was incorporated for the purpose of effecting a merger, stock capital exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on the Company’s behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target.

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

On March 4, 2021, EF Hutton Partners, LLC (“Sponsor”), purchased an aggregate of 3,450,000 shares of our common stock (up to 450,000 shares of which are subject to forfeiture, on a pro rata basis, depending upon the extent to which the underwriters’ over-allotment option is exercised) for an aggregate purchase price of $25,000. These shares are collectively referred to herein as “Founder Shares.” Thereafter on March 7, 2022, the Sponsor surrendered to the Company 575,000 founder shares for cancellation, leaving the Sponsor with 2,875,000 Founder Shares (up to 375,000 shares of which are subject to forfeiture, on a pro rata basis, depending upon the extent to which the underwriters’ over-allotment option is exercised). On March 8, 2022, the Sponsor transferred an aggregate total of 708,738 founder shares. Then on April 5, 2022, three of the initial stockholders transferred an aggregate amount of 141,624 founder shares back to the Sponsor. On May 23, 2022, the Sponsor transferred an aggregate amount of 57,500 founder shares to the other three initial stockholders.

The registration statements for the Company’s Initial Public Offering were declared effective on September 8, 2022. On September 13, 2022, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 257,500 units (each, a “Private Placement Unit” and, collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, Kevin M. Bush (Chief Financial Officer), Paul Hodge Jr. (one of the directors) and SHR Ventures, LLC, generating gross proceeds of $2,575,000, which is described in Note 4.

Transaction costs amounted to $4,950,750, consisting $4,025,000 of deferred underwriting fees and $925,750 of other offering costs.

The Company entered into agreements with anchor investors prior to the Initial Public Offering that committed each anchor investor to purchase 9.9% tranches of the Units or the actual Units allocated to it. Additionally, each of the ten 9.9% anchor investors purchased 75,000 founder shares from certain initial stockholders, for a total of 750,000 founder shares, at the original purchase price of founder shares or $0.009 per share. Each anchor investor acquired from the initial founder share owners on a pro-rata basis, an indirect economic interest in the founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged to stockholders’ deficit upon the completion of the Initial Public Offering.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and the taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will complete the initial Business Combination only if the post-Business Combination company in which its public stockholder’s own shares will own or acquire 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

EF HUTTON ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Following the closing of the Initial Public Offering on September 13, 2022, an amount of $116,150,000 ($10.10 per Public Share) from the net proceeds of the Initial Public Offering and the sale of the Private Placement Units was placed in the Trust Account to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that the Company is unable to complete the initial Business Combination or make certain amendments to the Company’s amended and restated certificate of incorporation, the public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case the Company is unable to complete the initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders may be less than $10.10 per share.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their shares of the Company’s common stock upon the completion of the initial Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account described below as of two business days prior to the vote on the initial Business Combination, subject to the limitations described herein. If the Company is unable to complete the initial Business Combination within 9 months from the closing of this offering (or up to 18 months from the closing of this offering if we extend the period of time to consummate a business combination by the full amount of time), the Company will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions as further described herein.

The stockholders will be entitled to redeem their stock at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then outstanding public stock. The amount in the Trust Account is initially anticipated to be $10.10 per public share, regardless of whether or not the underwriters exercise any portion of their option to purchase additional units.

The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding stock voted are voted in favor of the Business Combination.

Pursuant to the Company’s amended and restated certificate of incorporation, the Company will have until 9 months from the closing of the Initial Public Offering to consummate the initial Business Combination. However, if it anticipates that it may not be able to consummate its initial business combination within 9 months, it may extend the period of time to consummate a business combination up to nine times, each by an additional one-month period (for a total of up to 18 months to complete a business combination). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for it to consummate its initial business combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000, or $0.05 per share for each one-month extension, on or prior to the date of the applicable deadline, or up to an aggregate of $5,175,000, or $0.45 per share if the Company extends for the full nine months. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of an initial business combination. If the Company completes its initial business combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to it. If the Company does not complete a business combination, it will not repay such loans. Furthermore, the letter agreement with the initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a business combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial business combination. Stockholders will not be able to vote on or redeem their shares in connection with any such extension. If the Company has not consummated the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in the case to the Company’s obligations to provide for claims of creditors and the requirements of other applicable law.

EF HUTTON ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The initial stockholders and the Company’s officers and directors have entered into a letter agreement, pursuant to which they have agreed to (i) waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholders’ vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 9 months from the closing of this offering (or up to 18 months from the closing of this offering if we extend the period of time to consummate a business combination by the full amount of time) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete the initial Business Combination within 9 months from the closing of this offering (or up to 18 months from the closing of this offering if we extend the period of time to consummate a business combination by the full amount of time), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame.

The Sponsor has agreed that they will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the initial stockholders’ only assets are securities of the Company. Therefore, the Company cannot assure the Sponsor would be able to satisfy those obligations. None of the Company officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In addition, the Company has until June 13, 2023 to consummate a Business Combination, or until March 13, 2024 if the Company extends the period of time to consummate a Business Combination by the full amount of time. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by June 13, 2023 (or March 13, 2024 if the Company extends the period of time to consummate a Business Combination by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 13, 2023 (or March 13, 2024 if the Company extends the period of time to consummate a Business Combination by the full amount of time). The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further the impact of this actions and related sanctions on the world economy are not determinable as of the date of this financial statement and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this financial statement.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

EF HUTTON ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Exchange Act. Certain information or footnote disclosures normally included in the condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, as filed with the SEC on September 9, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on September 20, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholders’ approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $632,392 and $25,000 in cash, and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

At September 30, 2022, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. As of December 31, 2021 there were no funds deposited in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses.

EF HUTTON ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was 25.08% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 74.12% and 0% for the nine months ended September 30, 2022 and the period from March 3, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, primarily due to compensation expense and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company will account for its Rights as equity-classified instruments based on an assessment of the Rights’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considered whether the Rights were freestanding financial instruments pursuant to ASC 480, met the definition of a liability pursuant to ASC 480, and whether the Rights met all the requirements for equity classification under ASC 815, including whether the Rights were indexed to the Company’s own shares of common stock, among other conditions for the equity classification.

EF HUTTON ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Common Stock Subject to Possible Redemption

The Company’s common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., public warrants) and as such, the initial carrying value of public shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The public shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480- 10- S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. Accordingly, at September 30, 2022 and December 31, 2021, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2022, the common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(1,016,600)
Proceeds allocated to Public Rights	(1,329,317)
Common Stock issuance costs	(8,304,420)
Plus:
Remeasurement of carrying value to redemption value	11,800,337
Common shares subject to possible redemption, September 30, 2022	$116,150,000

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from losses per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,757,500 Class A common stock in the aggregate. As of September 30, 2022 and for the period from March 3, 2021 (inception) through September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the losses of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

EF HUTTON ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Common Stock
	Three Months Ended	Nine Months Ended	Three Months Ended	For The Period From March 3, 2021 (Inception) Through
	September 30, 2022		September 30, 2021
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss), as adjusted	$72,860	$8,513	$—	$(490)
Denominator:
Basic and diluted weighted-average shares outstanding	5,047,582	3,607,152	2,500,000	2,488,152
Basic and diluted net income (loss) per common stock	$0.01	$0.00	$—	$(0.00)

Stock-Based Compensation

The Company adopted ASC Topic 718, Compensation—Stock Compensation, guidance to account for its stock-based compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statement of operations.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU No. 2020-06 upon its incorporation. The impact to the balance sheet, statement of operations and cash flows was not material.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, which includes a full exercise by the underwriters of their overallotment option in the amount of 1,500,000 Units, at a purchase price of $10.00 per Unit. Each unit consists of one share of common stock, one redeemable warrant and one right to receive 1/8 of one share of common stock. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor, Kevin M. Bush (Chief Financial Officer), Paul Hodge Jr. (one of the directors) and SHR Ventures, LLC purchased an aggregate of 257,500 private placement units at a price of $10.00 per unit (the “private units”). Each private unit consists of one share of common stock, one redeemable warrant and one right to received 1/8 of one share of common stock upon the consummation of the initial business combination. The Sponsor purchased an aggregate of 215,500 private units for a purchase price of $2,125,000, Mr. Bush purchased 5,000 private units for a purchase price of $50,000, Mr. Hodge purchased 10,000 private units for a purchase price of $100,000 and SHR Ventures, LLC purchased 30,000 private units for a purchase price of $300,000. The private units are identical to the units sold in the Initial Public Offering, subject to certain limited exceptions.

EF HUTTON ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The warrants (the “Private Placement Warrants”) underlying the private units (including the common stock issuable upon exercise of the Private Placement Warrants) are not be transferable, assignable or saleable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company so long as they are held by the private placement participants or their permitted transferees. Except for certain restrictions on transferability, the Private Placement Warrants have the same terms and conditions as the warrants included in the units sold in the Initial Public Offering (Note 7).

Note 5 — Related Party Transactions

Founder Shares

On March 4, 2021, EF Hutton Partners, LLC, the Sponsor, purchased an aggregate of 3,450,000 shares of the Company’s common stock (up to 450,000 shares of which were subject to forfeiture, on a pro rata basis, depending upon the extent to which the underwriters’ over-allotment option is exercised) for an aggregate purchase price of $25,000. These shares are collectively referred to herein as “founder shares.” Thereafter on March 7, 2022, the Sponsor surrendered to the Company 575,000 founder shares for cancellation, leaving the Sponsor with 2,875,000 founder shares (up to 375,000 shares of which are subject to forfeiture, on a pro rata basis, depending upon the extent to which the underwriters’ over-allotment option is exercised). On March 8, 2022, the Sponsor transferred an aggregate total of 708,738 founder shares to several individuals and one entity. Then on April 5, 2022, three of the initial stockholders transferred an aggregate amount of 141,624 founder shares back to the Sponsor. On May 23, 2022, the Sponsor transferred an aggregate amount of 57,500 founder shares to the other three initial stockholders.

The founder shares are held by the following individuals and entities (referred to collectively as the “initial stockholders”) as follows: the Sponsor owns 1,607,418 founder shares, the Chief Financial Officer, Kevin M. Bush owns 79,732 founder shares, the Company’s directors, Thomas Wood owns 50,000 founder shares, Stanley Hutton Rumbough owns 50,000 founder shares, Anne Lee owns 50,000 founder shares, Paul Hodge Jr. owns 109,463 founder shares, SHR Ventures, LLC owns 178,387 founder shares and anchor investors (as described below) collectively own 750,000 founder shares.

The transfer of the founder shares to the Company’s management is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 374,614 shares transferred to the Company’s management on March 8, 2022 and May 23, 2022 and that were not transferred back to the Sponsor as of September 13, 2022 was $137,354. This set of founder shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to this set of founder shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the founder shares. Additionally, another set of 250,000 founder shares were gifted to the Company’s directors on March 8, 2022 and under ASC 718, on March 8, 2022 had a fair value of $62,500, which has been recorded as stock-based compensation. The founder shares granted as gifts are not subject to a performance condition and as such stock-based compensation of $62,500 was recorded on the statement of operations.

The Company entered into agreements with each anchor investor prior to the Initial Public Offering that committed each anchor investor to purchase 9.9% tranches of the Units or the actual Units allocated to it. Additionally, each of the ten 9.9% anchor investors purchased 75,000 founder shares from certain initial stockholders, for a total of 750,000 founder shares, at the original purchase price of founder shares or $0.009 per share. The Company estimated the aggregate fair value of the 750,000 founders shares attributable to the anchor investors to be $3,626,296 or $4.84 per share. Each anchor investor acquired from the initial founder share owners on a pro-rata basis, an indirect economic interest in the founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged to stockholders’ deficit upon the completion of the Initial Public Offering.

The initial stockholders, have agreed, subject to limited exceptions, that the founder shares are not transferable or saleable until the earlier to occur of: (A) six months after the completion of the initial Business Combination, and (B) subsequent to the initial Business Combination if the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the public stockholders having the right to exchange their public shares for cash, securities or other property. Notwithstanding the foregoing, if subsequent to the Company’s initial Business Combination the last reported sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination.

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and due at the closing of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, the Company had borrowed $19,700 and $0, respectively, under the promissory note. The outstanding balance on the note as of September 30, 2022 is due on demand, and borrowings under the promissory note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto, or in connection with additional deposits into the Trust Account in order to extend the time available to us to consummate the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest-bearing basis as may be required. If the Company completes initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Company’s initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $5,475,000 of such loans may be convertible into private units, at a price of $10.00 per unit at the option of the lender, upon consummation of the Company’s initial Business Combination. The private units are identical to the public units sold in this offering. At September 30, 2022 and December 31, 2021, no working capital loans were outstanding.

EF HUTTON ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Note 6 — Commitments and Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on September 8, 2022 with the private placement participants, the Company may be required to register certain securities for sale under the Securities Act. These holders and holders of units issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that the Company register certain securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by the Company. The Company will bear the costs and expenses of filing any such registration statements.

Underwriters Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,500,000 Units to cover over-allotments. On September 13, 2022, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase an additional 1,500,000 Units at a price of $10.00 per Unit.

The underwriters are entitled to deferred underwriting commissions of 3.5% of the gross proceeds of the Initial Public Offering, or $4,025,000, upon the completion of the Company’s initial Business Combination.

Craig-Hallum Capital Group LLC (“Craig-Hallum”) acted as a qualified independent underwriter for the Initial Public Offering. The Company has agreed to indemnify Craig-Hallum against certain liabilities incurred in connection with acting as a qualified independent underwriter, including liabilities under the Securities Act. Craig-Hallum received a fee of $100,000 upon the completion of the Initial Public Offering for acting as qualified independent underwriter.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company’s amended and restated certificate of incorporation authorized to issue a total of 100,000,000 shares of common stock with a par value of $0.0001 per share. On March 4, 2021, the Sponsor, purchased an aggregate of 3,450,000 shares of the Company’s common stock for an aggregate purchase price of $25,000. On March 7, 2022, the Sponsor surrendered to the Company 575,000 founder shares for cancellation, leaving the Sponsor with 2,875,000 founder shares. On March 8, 2022, the Sponsor transferred an aggregate total of 708,738 founder shares. Then on April 5, 2022, three of the initial stockholders transferred an aggregate amount of 141,624 founder shares back to the Sponsor. On May 23, 2022, the Sponsor transferred an aggregate amount of 57,500 founder shares to the other three initial stockholders. The Company has 3,132,500 and 2,875,000 shares of common stock issued and outstanding, excluding 11,500,000 and no shares subject to possible redemption, as of September 30, 2022 and December 31, 2021, respectively.

EF HUTTON ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Holders of common stock will vote on all matters submitted to a vote of the Company’s stockholders except as required by law. Unless specified in the Company’s second amended and restated certificate of incorporation, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s common stock that are voted is required to approve any such matter voted on by its stockholders.

Warrants — As of September 30, 2022 and December 31, 2021, 11,757,500 and no warrants were outstanding, respectively. Each warrant entitles the holder to purchase one common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a Newly Issued Price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial stockholders or its affiliates, without taking into account any founder shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Prices. The warrants will become exercisable on the later of one year from the closing of the Initial Public Offering or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the common stock issuable upon exercise of the warrants. The Company will use commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those common stock until the warrants expire or are redeemed, as specified in the warrant agreement; provided that, if the Company’s common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonably efforts to register or qualify the stock under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the common stock issuable upon exercise of the warrants is not effective by the 90th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the stock under applicable blue sky laws to the extent an exemption is not available.

Redemption of public and private warrants.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and
●	if, and only if, the last reported sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders.

Rights — As of September 30, 2022 and December 31, 2021, 11,757,500 and no Rights were outstanding, respectively. Each holder of a Right will receive one-eighth (1/8) of a share of common stock upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its Rights in order to receive the one-eighth (1/8) share underlying each Right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights, and the Rights will expire worthless. No fractional shares will be issued upon conversion of any Rights.

EF HUTTON ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Note 8 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022
Assets:
Marketable securities held in Trust Account	1	$116,276,881

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to EF Hutton Acquisition Corporation I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to EF Hutton Partners, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation on March 3, 2021. The Company was incorporated for the purpose of effecting a merger, stock capital exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on the Company’s behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target.

On September 13, 2022, we consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 257,500 units (each, a “Private Placement Unit” and, collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, Kevin M. Bush (Chief Financial Officer), Paul Hodge Jr. (one of the directors) and SHR Ventures, LLC, generating gross proceeds of $2,575,000.

Following our initial public offering and the private placement, a total of $116,150,000 ($10.10 per Public Share) was placed in our trust account. We incurred $4,950,750 in initial public offering related costs, including $4,025,000 of deferred underwriting fees, and $925,750 of other offering costs.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 3, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account established for the benefit of our public stockholders (the “trust account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2022, we had a net income of $72,860, which mainly consisted of formation and operating costs, provision for income taxes, and income from marketable securities held in the trust account.

For the nine months ended September 30, 2022, we had a net income of $8,513, which mainly consisted of formation and operating costs, stock-based compensation, provision for income taxes and income from marketable securities held in the trust account.

For the three months ended September 30, 2021, we had no transactions.

For the period from March 3, 2021 (inception) through September 30, 2021, we had net loss net loss of $490, which consisted operating and formation costs.

Liquidity and Going Concern

For the nine months ended September 30, 2022, cash used in operating activities was $240,425. Net income of $8,513 was affected by the interest income on marketable securities held in the trust account of $126,881 and stock-based compensation of $62,500. Changes in operating assets and liabilities decreased as a result of $184,557 used for operating activities.

For the period from March 3, 2021 (inception) through September 30, 2021, cash used in operating activities was $0. Net loss of $490 was offset by the change in operating assets and liabilities of $490.

As of September 30, 2022, we had marketable securities held in the trust account of $ 116,276,881 (including approximately $ 126,881 of interest income) consisting primarily of U.S. Treasury securities. Interest income on the balance in the trust account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash held outside the trust account of $632,392. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with an intended initial Business Combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto, or in connection with additional deposits into the Trust Account in order to extend the time available to us to consummate the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest-bearing basis as may be required. If the Company completes initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Company’s initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $5,475,000 of such loans may be convertible into private units, at a price of $10.00 per unit at the option of the lender, upon consummation of the Company’s initial Business Combination.

We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern. We have until June 13, 2023 to consummate a Business Combination, or until March 13, 2024 if we extend the period of time to consummate a Business Combination by the full amount of time. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by June 13, 2023 (or March 13, 2024 if we extend the period of time to consummate a Business Combination by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 13, 2023 (or March 13, 2024 if we extend the period of time to consummate a Business Combination by the full amount of time). We intend to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. We are within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

The underwriters are entitled to deferred underwriting commissions of 3.5% of the gross proceeds of the Initial Public Offering, or $4,025,000, upon the completion of our initial Business Combination.

Craig-Hallum Capital Group LLC (“Craig-Hallum”) acted as a qualified independent underwriter for the Initial Public Offering. We have agreed to indemnify Craig-Hallum against certain liabilities incurred in connection with acting as a qualified independent underwriter, including liabilities under the Securities Act. Craig-Hallum received a fee of $100,000 upon the completion of the Initial Public Offering for acting as qualified independent underwriter.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

We will account for the Rights as equity-classified instruments based on an assessment of the Rights’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considered whether the Rights were freestanding financial instruments pursuant to ASC 480, met the definition of a liability pursuant to ASC 480, and whether the Rights met all the requirements for equity classification under ASC 815, including whether the Rights were indexed to the Company’s own shares of common stock, among other conditions for the equity classification.

Common Stock Subject to Possible Redemption

Our common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, or if there is a stockholder vote or tender offer in connection with our initial Business Combination. In accordance with ASC 480-10-S99, we classify public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within our control. The public shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., public warrants) and as such, the initial carrying value of public shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The public shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480- 10- S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) per Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from losses per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved.

Further, Section 102 (b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15I and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective and a material weakness was identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified relates to an ineffective review control to prevent or detect a material misstatement, which resulted in a material adjustment to stock based compensation. We are in the process of implementing measures to address the material weakness, including initiating a full review and evaluation of key processes documentation. However, these measures may not fully remediate the material weakness in a timely manner.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item. However, we are voluntarily disclosing the following risk factor that we believe could cause our actual results to differ materially from those included in our final prospectus dated September 9, 2022 filed with the SEC (the “Prospectus”). Except as disclosed, below, there have been no material changes to the risk factors disclosed in the Prospectus, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The risk factor disclosure in our Prospectus “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations” is replaced in its entirety with the following risk factor:

“We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 13, 2022, we consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 257,500 units (each, a “Private Placement Unit” and, collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, Kevin M. Bush (Chief Financial Officer), Paul Hodge Jr. (one of the directors) and SHR Ventures, LLC, generating gross proceeds of $2,575,000.

Following our initial public offering and the private placement, a total of $116,150,000 ($10.10 per Public Share) was placed in our trust account. We incurred $4,950,750 in initial public offering related costs, including $4,025,000 of deferred underwriting fees, and $925,750 of other offering costs.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
1.1+	Underwriting Agreement, dated September 8, 2022, by and among the Company and EF Hutton, division of Benchmark Investments, LLC
3.1+	Amended and Restated Certificate of Incorporation
4.1+	Warrant Agreement, dated September 8, 2022, by and between the Company and Continental Stock Transfer & Trust Company
4.2+	Rights Agreement, dated September 8, 2022, by and between the Company and Continental Stock Transfer & Trust Company
10.1+	Letter Agreements, dated September 8, 2022, by and between the Company and each of the Company’s officers, directors and initial stockholders
10.2+	Investment Management Trust Agreement, dated September 8, 2022, by and between the Company and Continental Stock Transfer & Trust Company
10.3+	Registration Rights Agreement, dated September 8, 2022, by and among the Company and the initial stockholders of the Company
10.4+	Private Placement Unit Purchase Agreement, dated September 8, 2022, by and among the Company and EF Hutton Partners, LLC, SHR Ventures, LLC , Paul Hodge, Jr., Kevin M. Bush
10.5+	Indemnity Agreements, dated September 8 2022, by and between the Company and each of the Company’s the directors and officers
10.6+	Investment Agreement by and among EF Hutton Acquisition Corporation I, EF Hutton Partners, LLC, SHR Ventures, LLC , Paul Hodge, Jr., Kevin M. Bush and certain 9.9% anchor investors
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Previously filed as an exhibit to our Current Report on Form 8-K field on September 15, 2022 and incorporated by reference herein.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EF HUTTON ACQUISITION CORPORATION I

Date: November 10, 2022	By:	/s/ Benjamin Piggott
	Name:	Benjamin Piggott
	Title:	Chairman and Chief Executive Officer

Date: November 10, 2022	By:	/s/ Kevin Bush
	Name:	Kevin Bush
	Title:	Chief Financial Officer

