Form 10-K
period 2022-12-31
EF Hutton Acquisition Corp I
filed 2023-03-28
CIK 1922858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41497

EF HUTTON ACQUISITION CORPORATION I

(Exact name of registrant as specified in its charter)

Delaware	86-2559175
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

24 Shipyard Drive, Suite 102
Hingham, MA	02043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (929) 528-0767

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	EFHT	The Nasdaq Stock Market LLC
Warrants	EFHTW	The Nasdaq Stock Market LLC
Rights	EFHTR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2022, the Registrant’s shares were not listed on any exchange and all of the shares of Registrant’s outstanding common stock was held by affiliates. The shares of the Registrant’s common stock commenced trading on the Nasdaq Stock Exchange on September 9, 2022. Accordingly, at June 30, 2022, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $0.

The number of outstanding shares of the Registrant’s common stock as of March 24, 2023 was 14,632,500.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EF Hutton Acquisition Corporation I

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities  Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to EF Hutton Acquisition Corporation I.

Introduction

We are a blank check company incorporated on March 3, 2021 as a Delaware corporation under the name Shipyard Acquisition Corporation II. On September 3, 2021 we changed the name of the company to EF Hutton Acquisition Corp. II and on April 4, 2022 we again changed the name of the Company to EF Hutton Acquisition Corporation I. Our business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to this offering. We have not selected any specific business combination target, and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target.

While we may pursue an initial business combination target in any industry or geography, our business strategy is to identify and complete our initial business combination within the consumer and retail industry.

On March 3, 2023, the Company entered into a Merger Agreement (the “Agreement”) with Humble Imports Inc., d/b/a E.C.D. Auto Design, a Florida corporation (the “ECD”), ECD Auto Design UK, Ltd., an England and Wales corporation (the “ECD UK Subsidiary”), EFHAC Merger Sub, Inc., a Florida corporation (“Merger Sub”) and wholly-owned subsidiary of the Registrant, and Scott Wallace as Securityholder Representative, pursuant to which Merger Sub will merge with and into ECD with ECD as the surviving corporation and becoming a wholly-owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company will change its name to “E.C.D. Automotive Design Inc.” or such other name designated by ECD by notice to the Company. Please see the section of this Form 10-K entitled “Recent Event – The Merger Agreement” for additional information.

Our Sponsor and Competitive Advantages

We have assembled a sponsor team and a management team, including an independent board of directors, with sourcing, diligence, valuation, and operational expertise which we expect will provide us with a significant differentiated pipeline of opportunities.

Our leadership team has a diverse and long-term operational and investment experience with small and mid-cap companies across various sectors over the course of several business cycles. The sponsor, through our founders, has established middle-market expertise through various careers in the public equity asset management, investment banking, and consumer staples management industries. We believe that our core competency as small cap growth specialists places us in a unique position to scour the middle market to identify and transact upon a superior business at an attractive price. Over the course of their careers, our management team has developed a broad network of contacts and corporate relationships around the world through sourcing, acquiring, and financing businesses. This team has garnered a reputation of integrity and fair dealing, particularly within the commonly underserved small-cap ecosystem. We believe this growing network and reputational excellence will provide us with proprietary deal flow as exceptional investors and partners.

Our management team is led by Benjamin Piggott, the Chairman of our Board and our Chief Executive Officer (“CEO”), Kevin M. Bush, our Chief Financial Officer (“CFO”), and David Boral and Joseph Rallo, our Co-Presidents. Messrs. Boral and Rallo are founding members, and Mr. Piggott is currently a Managing Director of EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), a boutique middle market investment bank.

Our Chairman and CEO, Benjamin Piggott, has been a Managing Director at EF Hutton since its inception in June 2020. Prior to joining EF Hutton, Mr. Piggott was Head of Corporate Development at Laird Superfood (NYSE American: LSF), a plant-based, omni-channel natural food company based in Sisters, Oregon. Mr. Piggott had served as an investor in Laird Superfood and later joined as Head of Corporate Development, assisting in capital raising efforts, including Laird Superfood’s initial public offering (“IPO”) on September 23, 2020. While at Laird Superfood, Mr. Piggott built a strong pipeline of acquisition candidates in the natural food and beverage sector by vetting over 100 companies. Mr. Piggott also helped to successfully negotiate the sale of a minority equity stake in the company to Danone S.A. Prior to Laird Superfood, Mr. Piggott spent fifteen years in the investment industry, ten of which were with the Small Cap Team at Fidelity Management & Research Company where he served as both a research analyst and sector portfolio manager. Mr. Piggott also spent two years at Legg Masson Capital Management as a generalist covering small mid-cap companies. During his time on the buy-side, Mr. Piggott has been active in analyzing a number of IPO opportunities. As a result of his fifteen years of experience on the buy-side, Mr. Piggott has strong relationships with participants in the investment community that are active in special purpose acquisition company (“SPAC”) IPOs and private investment in public equity deals (“PIPEs”). During his tenure on the buy-side, Mr. Piggott covered various sectors, both domestically and internationally, including consumer, technology, healthcare, energy, industrials and utilities. We plan to leverage Mr. Piggott’s network and relationships garnered from his experience in corporate development, investment management, and on the buy-side to develop a proprietary pipeline of targets to complete a high-quality merger.

Our CFO, Kevin M. Bush, is the Chief Strategy Officer at Fresh Dining Concepts (“FDC”) as well as the Managing Partner of Green Shoot Partners (“GSP”), the majority shareholder of FDC. Mr. Bush founded GSP as an investment firm focused on lower-middle-market private businesses with a concentration in franchising. Mr. Bush also has strong relationships with several of the Limited Partners at GSP who are members of the buy-side community. In 2019, GSP completed its inaugural transaction in the space, purchasing FDC. FDC is one of the largest Focus Brands franchisee groups. Through the coronavirus (“COVID-19”) pandemic, FDC’s long track record of successful M&A and development has only accelerated under the ownership of GSP. Prior to founding GSP, Mr. Bush spent nine years at Fidelity Management and Research Company as a research analyst covering numerous sectors including consumer, real estate, technology, media, telecom, industrials, aerospace and emerging markets. Mr. Bush’s experience and relationships developed while at FDC and GSP as well as at Fidelity Management and Research Company, will help contribute to sourcing and acquiring a high-quality target.

Our Co-Presidents, Joseph Rallo and David Boral, are the founding members of EF Hutton. Collectively, they have raised gross proceeds of approximately $13.4 billion across more than 224 transactions since founding EF Hutton in May of 2020. Since January 2021 Mr. Rallo and Mr. Boral as principals at EF Hutton have successfully brought public 53 SPACs, totaling over $5.9 billion in aggregate gross proceeds. EF Hutton’s emphasis on quality diligence and trusted partnerships has created a continuously expanding ecosystem of high-quality small and mid-cap corporations. We plan to leverage this network and reputation to garner both trust and respect in the sourcing process to complete a high-quality merger.

Our affiliation with EF Hutton will allow us to leverage the knowledge and expertise of not only Messrs. Piggott, Rallo and Boral but also of all 61 investment professionals currently employed at the organization.

We have also assembled a group of independent directors who will provide public company governance, executive leadership, operational oversight, private equity investment management and capital markets experience. Our board members have extensive experience, having served as directors or officers for numerous publicly-listed and privately-owned companies. Our directors will play an active role in sourcing and conducting due diligence on targets.

Anne Lee, an independent director. Ms. Lee joined Anheuser-Busch as the Director of Wholesale M&A in October 2022. From 2018 to 2020, Ms. Lee was an investment banker in the Consumer Group at Nomura Securities and from 2010 to 2018 she was an investment banker in the Consumer Group at Stephens Inc. Ms. Lee has over a decade of investment banking experience and has executed numerous transactions focused on M&A, debt & equity raises, spin-offs, IPOs, and SPACs. Ms. Lee has worked alongside CEOs and CFOs and has vast knowledge of private and public markets within the consumer sector. During her investment banking career, Ms. Lee has spearheaded several transactions for Utz Brands, Inc. (NYSE:UTZ referred to herein as “Utz”) including the minority capital raise from Metropoulos & Co. and the acquisition of Inventure Foods, Inc. (formerly Nasdaq: SNAK) through a going-private tender offer that were pivotal amongst other acquisitions for Utz to quickly scale from a private company to a public company and to become the #3 brand platform in U.S. Salty Snacks and one of the fastest growing salty snack platforms of scale. While at Nomura Securities, Ms. Lee advised Collier Creek Holdings on its $1.6 billion SPAC merger with Utz in 2020. Ms. Lee also worked as an M&A consultant for Utz Brands, Inc., from September 2020 to February 2021, where she led the acquisition of Vitner’s snack brand from Snak-King Corp. and helped with the acquisition of Truco Enterprises, a leading seller of tortilla chips, salsa and queso under the ON THE BORDER® brand from Insignia Capital Group and the acquisition of the H.K. Anderson peanut butter-filled pretzel brand from Conagra Brands. Ms. Lee received her Master of Science in Finance from Purdue University and holds a Bachelor of Science degree in Finance and a Bachelor of Science degree in Management from the University of Utah.

Paul Hodge Jr. is an independent director. Mr. Hodge is experienced as a life-long business startup founder and operator, working across multiple industries and businesses over the last 30 years. Most recently Mr. Hodge co-founded Laird Superfood and served as its President and CEO and a member of its board of directors from its founding in 2015 through January 2022. Prior to founding the company, in 2015, Mr. Hodge founded GolfBoard Inc. In 2014, Mr. Hodge founded GB Leasing, a leasing company designed to lease fleets of GolfBoards. Prior to that Mr. Hodge was the founder and operator of businesses in commercial/utility clean energy, home technology, factory automation and computers.

Thomas Wood, an independent director, is a serial entrepreneur, having started and taken public three energy services companies over the course of his career. In 2017, Mr. Wood was a sponsor and the CFO of National Energy Services Reunited Corp. (NASDAQ: NESR), a $200 million SPAC, that successfully completed a business acquisition with Gulf Energy SAOC and National Petroleum Services on June 6, 2018. Mr. Wood was instrumental in the IPO raising of the SPAC and the search of merger candidates and remains an active board member of the combined company, which has an enterprise value of approximately $1.1 billion as of April 1, 2022.

Stanley Hutton Rumbough, an independent director, is a private investor and philanthropist. Through his family office, SHR Ventures, LLC, Mr. Rumbough pursues investments across a range of businesses spanning real estate and resort development, minerals exploration, and financial technology, including most notably the Adirondack Club & Resort (under development) and HUTN, Inc. (formerly EF Hutton America, Inc.) which was engaged in developing a consumer-oriented digital finance and investment platform. Mr. Rumbough is the grandson of Edward Francis Hutton, noted financier and co-founder of E.F. Hutton & Co., one of the largest and most influential financial firms of the 20th century. The family legacy includes ownership and management of some of mid-century America’s best-known companies including General Foods, Birdseye, and Colgate-Palmolive, as well as E.F. Hutton & Co. Building on generations of investment expertise, his father founded and/or ran more than 40 companies, provided initial investments into the Vail ski resort, and served on U.S. President Dwight D. Eisenhower’s White House Staff. Mr. Rumbough’s deeply entrenched investment network should prove invaluable in both vetting and attracting potential targets and partners. Mr. Rumbough served as an officer in the U.S. Marine Corps from 1970 to 1978. He hold a Bachelor’s Degree from the University of Denver and a Master of Business Administration from Columbia University.

The past performance of the members of our management team or their affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team or any of its affiliates’ performance as indicative of our future performance.

Business Strategy

Our business strategy is to identify and complete an initial business combination with a strong and predictable cash flow generative business that has an enterprise value in the range of $400 million to $1 billion. We intend to specifically focus on companies aligned with the core principles that create enduring businesses and cash flow streams such as: multi-year operating history of financial performance including strong growth, current or potential near-term free cash flow generation, valuable brand equity, long duration growth dynamics, seasoned senior management team, and a strong structurally sustainable competitive position. We plan to prioritize and invest in underlying company characteristics, not specific businesses or industries that may possess great attributes. We believe the lower middle private markets hold the greatest potential to unlock shareholder value when coupled with our management expertise and public market financing background. The following characteristics are indicative of the types of strong and predictable cash flow generative businesses that we intend to consider:

●	Businesses with a track record of top-line growth and strong prospects for continued top-line growth;
●	Businesses that have the ability to generate strong free cash flow and re-invest it at high incremental rates of return;
●	Businesses that have the ability to build long term sustainable competitive advantages from factors such as, but not limited to branding, distribution, intellectual property, network effects and scale;
●	Businesses that have proven adept in acquiring and retaining customers at a lower cost and longer duration than their competitors;
●	Businesses that command a fair valuation for the quality of their assets;
●	Businesses that have management teams with a firm grasp of the importance around capital allocation, whose incentives are aligned with shareholders and who understand the importance of driving value on a per share basis; and
●	Businesses that can leverage a public currency to both accelerate organic growth initiatives and deploy it at accretive terms for M&A to drive long term shareholder value.

We will effectively employ the industry skills, experience and extensive network of our management team and directors to add substantive value to our target company. Our management team seeks to employ the following strategies and skills to realize this potential.

Leverage Talented and Capable Management Team: Draw on a wealth of knowledge across the Consumer & Retail spectrum to reach full potential.

Exploit Deep Industry Relationships: Capitalize on decades of industry expertise and extensive industry networks across various sectors and the largest financial institutions in the world.

Capital Allocation to Drive Growth: Drive platform strategy; identify roll-up and roll-out opportunities to put capital to work.

Leverage Capital Markets and M&A Experience: Leverage experience in sourcing debt and equity capital and history of acquiring and integrating acquisitions; focus on companies in target rich sectors.

Maximize Shareholder Value: Maximize shareholder value at every opportunity; the management team will strive to unlock hidden value through tested strategies.

Competitive Advantages

We believe our initial stockholders and advisors, including SHR Ventures, LLC (the family office of a descendant of the founding families of E.F. Hutton & Co., one of the largest and most influential financial firms of the 20th century, and Colgate-Palmolive), as well as EF Hutton, will provide us with multiple channels of high quality, proprietary deal flow. Furthermore, we plan on leveraging traditional sources that include, but are not limited to various corporate networks, investment banks, family offices, financial sponsors, hedge funds, trade associations, consultants, accounting firms and large business enterprises. We will seek to leverage the strengths of each of our initial stockholders, officers, directors and advisors as a source for the best possible deal for our shareholders. EF Hutton is an emerging small-cap boutique investment bank that, as of March 31, 2022, employed 57 investment professionals who have regular access to deal flow in both private and public markets.

We believe that the following factors differentiate our strategy and management team from other SPACs:

●	Being small on purpose: A significant number of potential targets are available to our SPAC given its size, and there is less competition for such targets;

●	Differentiated vantage point: Our team has spent decades scouring the globe and studying businesses across industries and geographies, creating a mosaic of industry agnostic success;

●	Learned from Fortune 1000 C-Suite Executives: Messrs. Piggott and Bush have covered hundreds of companies, serving as equity research analysts and managing investment portfolios at Fidelity. With their prior experience as equity research analysts, having led thousands of closed-door interviews with Fortune 1000 C-suite executives, Messrs. Piggott and Bush have gained important insight into business strategy and operational execution. We believe these invaluable conversations have equipped us with pattern recognition for identifying successful, and perhaps just as important, unsuccessful, decision making; and

●	Experienced Investors and Operators: We have experience investing in and building brands, historically taking both controlling or minority interests in both public and private, mission-driven companies. Each of Messrs. Piggott and Bush has more than a decade of investment experience in both public and private investing, often focusing on the consumer and retail industry and acquisitive platform companies. These years of investment management experience, coupled with their respective ventures into private consumer investing, demonstrate our holistic approach to sourcing and vetting.

We believe our leadership team’s successful track record, both investing and operational, will prove attractive to prospective companies with experienced guidance and insight.

Industry Opportunity

While we may acquire a business in any industry, our focus will be on identifying targets in the consumer and retail industry. In addition, we believe that the lower middle-market exhibits the most fertile ground to find enduring growth businesses as the pool of viable targets vastly outnumbers the available capital providers. We believe the growing size of both SPAC IPOs and venture capital deals suggests that the lower middle market is increasingly overlooked and underserved. We believe these smaller companies may grow faster than their larger peers and should gain greater incremental benefit from an efficient capital injection, and that this supply-demand dynamic should lead to a highly remunerative investment for both our investors and target acquisition. We believe our targeted small cap ecosystem, at the intersection of quality and value, holds the greatest potential return on capital for all stakeholders involved.

We believe there are numerous founder- and privately-owned businesses in the lower middle market that could benefit from our active ownership, operating model and capital to scale their businesses. We believe that our company represents an attractive business combination alternative to owners in our target industry and sectors given (a) the significant demand for consumer and retail equities by public market investors who understand these sectors and often value the perceived stability and cash flow generation of consumer and retail assets, (b) the potential for well-run, diversified and scaled consumer and retail businesses to trade at a premium relative to potential private transaction values for smaller consumer and retail assets and (c) our potential to add significant value to target businesses through our management team’s experience and operational strategies. We also believe the consumer and retail industry and related sectors may present attractive returns for investors during this stage in the economic cycle as our experience has shown that numerous sub-segments, such as consumer staples, have historically exhibited limited cyclicality and resilience to economic recessions.

Additionally, we believe the consumer and retail industry presents attractive investment opportunities due to the following reasons:

●	Large and Growing Industry:[1] U.S. consumer and retail sales are estimated to be $5.2 trillion in 2021, up from $4.4 trillion in 2016, and are forecasted to grow to $6.2 trillion by 2025E at a 4.5% CAGR;

●	Supportive Macroeconomic Backdrop:[2] As COVID-19 lockdown restrictions are eased and vaccination rates increase, economists expect that consumer spending will continue to be a key driver of growth in 2022. For the full year 2022, the U.S. economy is expected to grow by 2.3% in 2022 and 2.1% in 2023; and

●	High Degree of Fragmentation:[3] Many subsectors within consumer products remain highly fragmented and contain a large number of privately held businesses that we believe could benefit from our management team’s experience as the consumer landscape becomes increasingly supportive of smaller consumer brands. According to IRI, small CPG companies saw the largest year over year increase in market share at 4.9%, relative to their large and medium sized peers.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. While we intend to utilize these criteria in evaluating business combination opportunities, we expect that no individual criterion will entirely determine a decision to pursue a particular opportunity.

We are focused on strong and predictable cash flow generative businesses with enterprise values in the range of $500 million to $1 billion, aligned with the following four pillars:

●	Attractive business profile: We are focused on companies with an established market presence given the fragmented nature of the targeted lower middle market, along with a defensible competitive moat in the form of ‘brand’ and ‘distribution’, and combined with proven qualities in acquiring and retaining customers at a lower cost and longer duration than their competitors;

●	Positioned at the intersection of quality and value: We are looking to acquire a target at a reasonable valuation based on the quality of its assets and believe our experienced management team and board members are in the position to identify such targets;

●	Strong and disciplined management team: We will seek operators with a firm grasp of the importance around capital allocation, whose incentives are aligned with shareholders and who understand the importance of driving value on a per share basis; and

●	Growth opportunities via capital allocation: Given the fragmented nature of our target lower middle market, we believe strong business platforms can accelerate opportunistic growth through precise organic development and inorganic bolt-on M&A aided by prudent leverage.

1 See Euromonitor International. (2021, February). Retailing in the United States [Industry Report].

2 See Economic Forecast for the US Economy (conference-board.org) https://www.conference-board.org/research/us-forecast?msclkid=0604a049b6e611eca45337fa4df24f67.

3 See Study Reveals Trendsetting CPG Companies - The Food Institute https://foodinstitute.com/focus/study-reveals-trendsetting-cpg-companies/#:~:text=Large%20CPGg%20companies%20continued%20to%20drive%20growth%20via,followed%20by%20large%20%282.8%25%29%2C%20and%20medium%20%282%25%29%20producers.?msclkid=24c8665eb6b411ecb26d334e96e869c1.

We intend to focus our search on fundamentally sound businesses that we believe have a competitive advantage, can be industry leaders, can scale rapidly, can capitalize on one or more of the above trends, and where there is substantial opportunity for operational improvements. We intend to avoid targeting businesses experiencing or at significant risk of experiencing material disruption to their businesses from technology, shifting consumer preferences or other factors.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Form 10-K, would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission (the “SEC”).

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding any deferred underwriting commissions and the taxes payable on the interest earned on the trust account) at the time we sign a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or, if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as a review of financial, operational, legal and other information made available to us as we deem appropriate. We may also retain consultants with expertise relating to a prospective target business.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sourcing of Potential Initial Business Combination Targets

We are continuously made aware of potential business opportunities in the consumer products sector, one or more of which we may desire to pursue for an initial business combination; we have not, however, selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target. Our initial stockholders, officers and directors will provide us with multiple channels of high-quality, proprietary deal flow. We will leverage the strengths of each of our initial stockholders, officers, directors and advisors to source the best possible deal for our shareholders. EF Hutton is an emerging small cap boutique investment bank that, as of March 1, 2023, employed 61 investment professionals who have regular access to deal flow in both private and public markets. The members of our board of directors also have significant executive management experience and bring additional relationships that further broaden our industry network.

We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, we anticipate that target business combination candidates will be brought to our attention from various unaffiliated sources, including investment banks and other market participants, family offices, financial sponsors, hedge funds, trade associations, consultants, accounting firms and large business enterprises.

Members of our management team, including our independent directors, will directly or indirectly own founder shares and/or private units following this offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

In addition, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. Please see the section of this Form 10-K entitled “Management—Conflicts of Interest” for additional information.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Corporate Information

Our executive offices are located at 24 Shipyard Drive, Suite 102, Hingham, MA 02043, and our telephone number is (929) 528-0767.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company provided: (1) the market value of our common stock held by non-affiliates is less than $250 million as of the end of the prior June 30th, or (2) our annual revenues are less than $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million as of the prior June 30th.

Redemption Rights

At any meeting called to approve an initial business combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his or her shares of common stock be redeemed for a full pro rata portion of the amount then in the trust account (initially $10.00 per share), plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or hers or any other person with whom he or she is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act), will be restricted from seeking conversion rights with respect to 20% or more of the shares of common stock sold in our IPO. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares of common stock owned by him or her, or his or her affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By not allowing a stockholder to redeem more than 20% of the shares of common stock sold in our IPO, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

None of our insiders will have the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of our certificate of incorporation relating to stockholders’ rights or pre-business combination activity with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our IPO or purchased by them in our IPO or in the aftermarket.

We may also require public stockholders who wish to redeem, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement through the vote on the business combination to deliver his or her shares if he or she wishes to seek to exercise his or her conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a public stockholder would have to determine whether to exercise conversion rights.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders to deliver their shares prior to the vote on the business combination in order to exercise conversion rights. This is because a holder would need to deliver shares to exercise conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders to deliver their shares prior to the vote on the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

The foregoing is different from the procedures used by many blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate.

The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to redeem his or her shares is irrevocable once the business combination is approved.

Any request to redeem such shares once made may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his or her certificate in connection with an election of their conversion and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Pursuant to the Company’s amended and restated certificate of incorporation, the Company will have until 9 months from the closing of the Initial Public Offering to consummate the initial Business Combination. However, if it anticipates that it may not be able to consummate its initial business combination within 9 months, it may extend the period of time to consummate a business combination up to nine times, each by an additional one-month period (for a total of up to 18 months to complete a business combination). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for it to consummate its initial business combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000, or $0.05 per share for each one-month extension, on or prior to the date of the applicable deadline, or up to an aggregate of $5,175,000, or $0.45 per share if the Company extends for the full nine months. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of an initial business combination. If the Company completes its initial business combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to it. If the Company does not complete a business combination, it will not repay such loans. Furthermore, the letter agreement with the initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a business combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial business combination. Stockholders will not be able to vote on or redeem their shares in connection with any such extension. If the Company has not consummated the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in the case to the Company’s obligations to provide for claims of creditors and the requirements of other applicable law

If we do not complete a business combination within 18 months from the closing of our IPO (unless extended), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the rights will expire and holders of the rights will receive nothing upon a liquidation with respect to such rights, and the rights will be worthless.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the 12th or 15th or 18th month from the closing of our IPO and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage after our IPO) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. The underwriters in our IPO will execute such a waiver agreement. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third-party that refused to execute a waiver would be the engagement of a third-party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our insiders have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share, except as to any claims by a third-party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Our board of directors has evaluated our insiders’ financial net worth and believes they will be able to satisfy any indemnification obligations that may arise. However, our insiders may not be able to satisfy their indemnification obligations, as we have not required our insiders to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Moreover, our insiders will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, (subject to our obligations under Delaware law to provide for claims of creditors as described below).

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.00.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Certificate of Incorporation

If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, net of taxes payable, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 9 months (unless extended to for a total of 18 months, as applicable) from the closing of our IPO, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

●	Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the time-frames specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;

●	Restrictions relating to our insiders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;

●	The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;

●	The restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;

●	The obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;

●	The obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation; and

●	The requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

●	Our having an extended period of time to consummate a business combination (although with less in trust as a certain number of our stockholders would certainly redeem their shares in connection with any such extension);

●	Our insiders being able to vote against a business combination or in favor of changes to our organizational documents;

●	Our operations being controlled by a new management team that our stockholders did not elect to invest with;

●	Our insiders receiving compensation in connection with a business combination; and

●	Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if we believed such a modification were necessary to complete a business combination). Each of our officers and directors has fiduciary obligations to us requiring that he or she act in our best interests and the best interests of our stockholders.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of our IPO, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of our initial business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert shares of common stock held by our public stockholders may reduce the resources available to us for our initial business combination;

●	our obligation to pay the deferred underwriting commission to the underwriters upon consummation of our initial business combination;

●	our obligation to either repay working capital loans that may be made to us by our insiders or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any shares issued to our insiders or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in connection with an initial business combination with a target business with significant growth potential on favorable terms.

If we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at 24 Shipyard Drive, Suite 102, Hingham, MA 02043. The office space, utilities and secretarial services are provided without cost by our sponsor, EF Hutton Partners, LLC. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have two executive officers. This individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 10 years preceding the date of this Form 10-K.

Recent Event

The Merger Agreement

On March 3, 2023, Company entered into a Merger Agreement (the “Agreement”) with Humble Imports Inc., d/b/a E.C.D. Auto Design, a Florida corporation (the “ECD”), ECD Auto Design UK, Ltd., an England and Wales corporation (the “ECD UK Subsidiary”), EFHAC Merger Sub, Inc., a Florida corporation (“Merger Sub”) and wholly-owned subsidiary of the Registrant, and Scott Wallace as Securityholder Representative, pursuant to which Merger Sub will merge with and into ECD with ECD as the surviving corporation and becoming a wholly-owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company will change its name to “E.C.D. Automotive Design Inc.” or such other name designated by ECD by notice to the Company. The Board of Directors of the Registrant (the “Board”) has unanimously (i) approved and declared advisable the Agreement, the Merger and the other transactions contemplated thereby, and (ii) resolved to recommend approval of the Agreement and related matters by the stockholders of the Registrant. Capitalized terms used in this Form 10-K, but not otherwise defined herein have the meanings given to them in the Agreement.

Company Securities

Merger Consideration. At the closing of the Merger, the Company will issue 21 million shares of its common stock, par value $0.0001 per share, to the former security holders of ECD, as further described in the Agreement. The Company will also pay the former security holders of ECD a cash payment of $15,000,000 as consideration for the Merger.

PIPE

The Company and ECD shall use commercially reasonable efforts to raise capital in an aggregate amount of approximately $65 million through a private placement of the Company’s common stock.

Representations and Warranties

The Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (i) entity organization, good standing and qualification, (ii) capital structure, (iii) authorization to enter into the Agreement, (iv) compliance with laws and permits, (v) taxes, (vi) financial statements and internal control over financial reporting, (vii) real and personal property, (viii) material contracts, (ix) environmental matters, (x) absence of changes, (xi) employee matters, (xii) litigation, and (xiii) brokers and finders.

Covenants

The Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Merger and efforts to satisfy conditions to consummation of the Merger. The Agreement also contains additional covenants of the parties, including, among others, covenants providing for the Registrant and ECD to use reasonable best efforts to cooperate in the preparation of the Registration Statement and Proxy Statement (as each such term is defined in the Agreement) required to be filed in connection with the Merger and to obtain all requisite approvals of their respective stockholders including, in the case of the Registrant, approvals of the restated certificate of incorporation, the post-closing board of directors and the share issuance under Nasdaq rules. The Registrant has also agreed to include in the Proxy Statement the recommendation of its board that stockholders approve all of the proposals to be presented at the special meeting.

Exclusivity

Each of the Registrant and ECD has agreed that from the date of the Agreement to the earlier of the closing of the Merger and the termination of the Agreement, neither ECD nor the Company will: (i) encourage, solicit, initiate, engage or participate in negotiations with any party concerning any alternative transaction, (ii) take any other action intended or designed to facilitate the efforts of any person relating to a possible alternative transaction or (iii) approve, recommend or enter into any alternative transaction or any contract or agreement related to any alternative transaction.

Conditions to Closing

The consummation of the Merger is conditioned upon customary closing conditions including: (i) no authority having enacted, issued, promulgated, enforced or entered any law or order which is then in effect that makes the transactions contemplated by the Agreement illegal or otherwise prohibits consummation of such transactions; (ii) no legal action having been commenced or asserted in writing (and not orally) by any authority to enjoin or otherwise materially restrict the consummation of the Closing; (iii) the approval of the Agreement by the requisite vote of the stockholders of ECD; (iv) each of the Required the Company Proposals (as defined in the Agreement) having been approved at the Company’s stockholder meeting; (v) the combined company’s initial listing application filed with Nasdaq in connection with the Merger having been approved; (vi) the Form S-4 filed by the Registrant relating to the Merger Agreement and the Merger will have been declared effective and no stop order suspending the effectiveness of the Form S-4 will have been issued by the Securities and Exchange Commission (“SEC”) that remains in effect and no proceeding seeking such a stop order will have been initiated by the SEC and not withdrawn; (vii) the Company Closing Cash shall equal or exceed $65,000,000, (viii) each party having performed or complied with the provisions of the Agreement applicable to it, subject to agreed upon standards; (ix) the truth and accuracy of each party’s representations and warranties included in the Agreement, subject to agreed-upon standards; (x) the absence of any material adverse effect with respect to a party to the Agreement; (xi) the receipt of a certificate, dated as of the Closing, signed by the respective Chief Executive Officer certifying the compliance with various closing conditions; (xii) the execution by the relevant party or parties of all ancillary documents; (xiii) ECD will have delivered to the Company a duly executed certificate conforming to the requirements of Sections 1.897-2(h)(1)(i) and 1.1445-2(c)(3)(i) of the United States Treasury regulations, and a notice to be delivered to the United States Internal Revenue Service as required under Section 1.897-2(h)(2) of the United States Treasury regulations, each dated no more than 30 days prior to the Closing Date and in form and substance reasonable acceptable to the Company; (xiv) no more than 5% of the issued and outstanding shares of Company Capital Stock having exercised dissenters’ rights of appraisal; (xv) ECD having provided each Company Consent set forth on Schedule 4.8 of the Agreement; (xvi) ECD having delivered to the Company the financial statements required to be included in the Company’s SEC Documents and the 2022 Audited Financial Statements prior to March 31, 2023; (xvii) each Company Securityholder listed on Schedule 7.4(a) of the Agreement will have entered into a Company Lock-Up Agreement with respect to such Company Securityholder’s Merger Consideration Shares (as defined in the Agreement); (xviii) the UK Contribution has been completed in accordance with the terms set forth in this Agreement; (xviii) the Amended the Company Charter will have been filed with the Delaware Secretary of State and become effective; (xix) ECD will have received a certificate, dated as of the Closing Date, from the Secretary of each of the Company and Merger Sub certifying certain matters; (xx) the Company will have received a certificate from ECD’s Secretary, dated as of the Closing Date certifying to certain matters; (xxi) each of the Company, Sponsor or other stockholder of the Company, as applicable, will have executed and delivered to ECD a copy of each Additional Agreement to which the Company, Sponsor or such other stockholder of the Company, as applicable, is a party; (xxii) the receipt by ECD of the resignations of the Registrant’s directors; and (xxiii) the post-Effective Time the Company Board of Directors and Company Board of Directors being in compliance with the size and composition requirements of the Agreement.

Termination

The Agreement may be terminated at any time prior to the Closing as follows: (i) by the Company or ECD, in the event that (a) the Closing of the transactions has not occurred by September 13, 2023 (such date, the “Outside Closing Date”); (ii) if any authority has issued an order or enacted a law, having the effect of making the transactions contemplated by the Agreement illegal or otherwise permanently restraining, enjoining or otherwise prohibiting the consummation of the transactions contemplated by the Agreement, which order or law is final and non-appealable; provided that, the actions of the party seeking to terminate was not a substantial cause of, or substantially resulted in, such action by such authority; (iii) by mutual written consent of the parties; (iv) by either the Company or ECD if the other has breached any representation, warranty, agreement or covenant contained in the Agreement such that the conditions to Closing cannot be satisfied and such breach cannot be cured by the earlier of 30 days following receipt of written notice of such breach and the Outside Closing Date; and (v) by the Registrant, if: (a) at any time after ECD Stockholder Written Consent Deadline (as defined in the Agreement) ECD has not received ECD Stockholder Approval.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, which was filed as Exhibit 2.1 to a Current Report on Form 8-K, filed with the SEC on March 6, 2023 and is incorporated by reference herein.

Certain Related Agreements

Company Support Agreement

Concurrent with the execution of the Agreement, certain stockholders of ECD entered into a Company Stockholder Support Agreement with the Registrant and ECD in which each such stockholder agreed to vote their shares of Company Capital Stock in favor of the Agreement and the transactions contemplated thereby. Stockholders also agreed to waive any rights of appraisal, dissenter’s rights, and any similar rights under applicable law and not to sell or otherwise transfer any of their shares of Company Capital Stock unless the buyer, assignee, or transferee thereof executes a joinder agreement to ECD Stockholder Support Agreement.

The foregoing description of ECD Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, which was included as Exhibit A to the Merger Agreement and as Exhibit 10.1 to a Current Report on Form 8-K, filed with the SEC on March 6, 2023 and is incorporated by reference herein.

The Parent Support Agreement

Concurrent with the execution of the Agreement, EF Hutton Partners, LLC (the “Sponsor”) and the pre-IPO investors in the Company, entered into a Parent Stockholder Support Agreement with ECD and the Registrant in which the Sponsor and the pre-IPO investors in the Company agreed to (i) not transfer any shares or redeem any shares of the Company’s common stock held by it unless the buyer, assignee, or transferee thereof executes a joinder agreement to the Parent Stockholder Support Agreement and (ii) to vote in favor of the adoption of the Agreement and the other proposals to be presented at the special meeting of stockholders at which the Agreement and related proposals are considered.

The foregoing description of the Parent Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, which was included as Exhibit B to the Merger Agreement and as 10.2 to a Current Report on Form 8-K, filed with the SEC on March 6, 2023 and is incorporated by reference herein.

Additional Agreements to be Executed prior to Closing

Company Lock-up Agreement

The Agreement provides that the Registrant, ECD and certain Company stockholders will enter into a lock-up agreement (the “Company Lock-Up Agreement”), pursuant to which such Company stockholders will agree, subject to certain customary exceptions, not to (i) sell, offer to sell, contract or agree to sell, pledge or otherwise dispose of, directly or indirectly, any shares of the Company’s common stock they receive in the Merger (the “Company Lock-Up Shares”), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of ECD Lock-Up Shares, (iv) publicly disclose the intention to effect any transaction specified in clause (i) or (iii), or (v) engage in any short sales with respect to any security of the Company, until the date that is six months after the date on which the Effective Time occurs.

The foregoing description of ECD Lock-Up Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreements, a form of which was included as Exhibit C to the Merger Agreement and as Exhibit 10.3 to a Current Report on Form 8-K, filed with the SEC on March 6, 2023 and is incorporated by reference herein.

Sponsor Lock-up Agreement

The Agreement provides that the Registrant, ECD and the Sponsor will enter into a sponsor lock-up agreement (the “Sponsor Lock-Up Agreement”), pursuant to which the Sponsor will not (i) offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of the Company’s common stock held by them at the Effective Time (such shares, together with any securities convertible into or exchangeable for or representing the rights to receive shares of the Company’s common stock as of the Effective Time, the “Sponsor Lock-Up Shares”), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the Sponsor Lock-up Shares, (iv) publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, or (v) engage in any short sales with respect to any security of the Company, until the date that is six months after the date on which the Effective Time occurs.

The foregoing description of the Sponsor Lock-Up Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreements, a form of which was included as Exhibit D to the Merger Agreement and as Exhibit 10. to a Current Report on Form 8-K, filed with the SEC on March 6, 2023 and is incorporated by reference herein.

Restrictive Covenant Agreement

Prior to Closing, the Company, ECD, and each of ECD Stockholders will enter into a restrictive covenant agreement (the “Restrictive Covenant Agreement”), pursuant to which ECD Stockholder acknowledges and agrees to certain non-compete and non-solicitation covenants for the benefit of ECD and the surviving company after the Merger. A copy of the Restrictive Covenant Agreement is filed as Exhibit 10.5 hereto and is incorporated herein by reference.

The foregoing description of the Restrictive Covenant Agreement is qualified in its entirety by reference to the full text of the form of Restrictive Covenant Agreement, the form of which was filed as Exhibit E to the Merger Agreement and Exhibit 10.5 to a Current Report on Form 8-K, filed with the SEC on March 6, 2023 and is incorporated by reference herein.

Amended and Restated Registration Rights Agreement

Prior to Closing, the Company, ECD, certain holders of the Company’s common stock, and the holders of the private units of the Company will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) pursuant to which, among other things, the Company will provide the above holders with certain rights relating to the registration for resale of the Company’s common stock that they will receive at Closing.

The foregoing description of the Amended and Restated Registration Rights Agreement is qualified in its entirety by reference to the full text of the form of Amended and Restated Registration Rights Agreement, the form of which was filed as Exhibit F to the Merger Agreement and Exhibit 10.6 to a Current Report on Form 8-K, filed with the SEC on March 6, 2023 and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at 24 Shipyard Drive, Suite 102, Hingham, MA 02043. The office space, utilities and secretarial services are provided without cost by our sponsor, EF Hutton Partners, LLC. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “EFHTU” on September 9, 2022. The common stock, warrants and rights comprising the units began separate trading on Nasdaq on December 8, 2022, under the symbols “EFHT,” “EFHTW” and “EFHTR”, respectively. In January 2023, all of our units were mandatorily separated into common stock, warrants and rights.

Holders of Record

As of December 31, 2022, there were 14,632,500 of our shares of common stock outstanding held by 21 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

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

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 3, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account established for the benefit of our public stockholders (the “trust account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2022, we had a net income of $577,440, which consists of interest earned on marketable securities held in the trust account of $1,104,670, offset by the formation and operating costs of $258,337, stock-based compensation of $62,500 and provision for income taxes of $206,393.

For the period from March 3, 2021 (inception) through December 31, 2021, we had a net loss of $490, which consists solely of formation and operating costs.

Liquidity and Capital Resources

For the year ended December 31, 2022, cash used in operating activities was $299,537. Net income of $577,440 was affected by the interest income on marketable securities held in the trust account of $1,104,670 and stock-based compensation of $62,500. Changes in operating assets and liabilities decreased as a result of $165,193 provided for operating activities.

For the period from March 3, 2021 (inception) through December 31, 2021, cash used in operating activities was $0. Net loss of $490 was offset by the change in operating assets and liabilities of $490.

As of December 31, 2022, we had marketable securities held in the trust account of $117,254,670 (including $1,104,670 of interest income) consisting primarily of U.S. Treasury securities. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2022, we have not withdrawn any interest earned from the trust account.

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

As of December 31, 2022, we had cash held outside the trust account of $546,210. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern. We have until June 13, 2023 to consummate a Business Combination, or until March 13, 2024 if we extend the period of time to consummate a Business Combination by the full amount of time. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by June 13, 2023 (or March 13, 2024 if we extend the period of time to consummate a Business Combination by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 13, 2023 (or March 13, 2024 if we extend the period of time to consummate a Business Combination by the full amount of time). We intend to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. We are within 12 months of its mandatory liquidation date as of the time of filing of this Form 10-K.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) per Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings (losses) per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and fair value instruments including fair value measurement. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Management’s Report on Internal Controls Over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors and executive officers as of March 21, 2023.

follows:

Name	Age	Position
Benjamin Piggott	42	Chairman, Chief Executive Officer and Director
Kevin M. Bush	34	Chief Financial Officer
Joseph Rallo	37	Co-President and Director
David Boral	39	Co-President and Director
Paul Hodge Jr.	49	Director
Stanley Hutton Rumbough	75	Director
Thomas Wood	66	Director
Anne Lee	38	Director

Benjamin Piggott has served as our Chairman and Chief Executive Officer since inception. Mr. Piggott has been a Managing Director at EF Hutton since its inception in June 2020. Prior to joining EF Hutton, Mr. Piggott was Head of Corporate Development at Laird Superfood (NYSE American: LSF), a plant-based, omni-channel natural food company based in Sisters, Oregon. Mr. Piggott had served as an investor in the company and later joined as Head of Corporate Development, assisting in capital raising efforts, including the Company’s IPO on September 23, 2020. While at Laird Superfood, Mr. Piggott built a strong pipeline of acquisition candidates in the natural food and beverage sector by vetting over 100 companies. Mr. Piggott also helped to successfully negotiate the sale of a minority equity stake in the company to Danone S.A. Prior to Laird Superfood, Mr. Piggott spent fifteen years in the investment industry, ten of which were with the Small Cap Team at Fidelity Management & Research Company where he served as both a research analyst and sector portfolio manager. Mr. Piggott also spent two years at Legg Masson Capital Management as a generalist covering small mid-cap companies. During his time on the buy-side, Mr. Piggott has been active in analyzing a number of IPO opportunities. As a result of his fifteen years of experience on the buy-side, Mr. Piggott has strong relationships with participants in the investment community that are active in SPAC IPOs and private investment in PIPEs. During his tenure on the buy-side, Mr. Piggott covered various sectors, both domestically and internationally, including consumer, technology, healthcare, energy, industrials and utilities. We plan to leverage Mr. Piggott’s network and relationships garnered from his experience in corporate development, investment management, and on the buy-side to develop a proprietary pipeline of targets to complete a high quality merger. Mr. Piggott received his Bachelor of Science in Finance from Bentley University in 2002 and graduated with honors.

Kevin M. Bush has served as our Chief Financial Officer since inception. Mr. Bush is the Chief Strategy Officer at Fresh Dining Concepts (“FDC”) as well as the Managing Partner of Green Shoot Partners (“GSP”), the majority shareholder of FDC. Mr. Bush founded GSP as an investment firm focused on lower-middle-market private businesses with a concentration in franchising. Mr. Bush also has strong relationships with several of the Limited Partners at GSP who are members of the buy-side community. In 2019, GSP completed its inaugural transaction in the space, purchasing Fresh Dining Concepts. FDC is one of the largest Focus Brands franchisee groups. Through the coronavirus (“COVID-19”) pandemic, FDC’s long track record of successful M&A and development has only accelerated under the ownership of GSP. Prior to founding GSP, Mr. Bush spent nine years at Fidelity Management and Research Company as a research analyst covering numerous sectors including consumer, real estate, technology, media, telecom, industrials, aerospace and emerging markets.

Joseph Rallo has served as our Co-President and a director since inception. Mr. Rallo has been the Chief Executive Officer of EF Hutton since 2020. Mr. Rallo has over sixteen years of investment banking and securities industry experience. He has completed a vast array of transactions across different product types, which include IPOs, Secondaries/Follow-on Offerings, Registered Directs, SPACs, PIPEs, Private Offerings, Fixed Income and Fairness Opinions. His public and private offering transactional experience spans a broad range of industries, having completed over 300 equity and debt transactions representing over $60 billion in aggregate value. Mr. Rallo has also completed diverse Merger & Acquisitions assignments, including serving as strategic advisor to the Special Committees and Board of Directors of many public companies. Prior to joining EF Hutton, Mr. Rallo was Co-Head of Investment Banking/Managing Director at Aegis Capital from 2019 to 2020, a Director in the Investment Banking Group at Maxim Group from 2017 to 2019 and previously, served as Vice President in the Financial Institutions & Real Estate Investment Banking Group at JMP Securities LLC from 2007 to 2017. Mr. Rallo received his BBA in Finance from the Mendoza College of Business at the University of Notre Dame.

David Boral has served as our Co-President and a director since inception. Mr. Boral has been the President of EF Hutton since 2020. Mr. Boral has over sixteen years of investment banking and capital markets experience. Mr. Boral has led and participated in transactions including IPOs, Secondaries/Follow-on Offerings, SPACs, PIPEs, Reverse Mergers, M&A, Bankruptcy/Restructurings, Cross Listings and other private and public offerings in the US and abroad representing over $10 billion in aggregate value. As a direct result of his transactional experience, Mr. Boral has an extensive network of relationships with public company management teams, board of director members and private equity investors. Prior to joining EF Hutton, Mr. Boral was with Aegis Capital Corp. as Co-Head of Investment Banking/Managing Director from 2019 to 2020. Prior to that he was with Maxim Group as a Director in the Investment Banking Division 2017 to 2018. He also served as a Director at Aeon Funds from 2015 to 2016 and served on the Board of Viatar CTC Solutions in 2016. Mr. Boral received a BBA in Finance from the Lubin School of Business at Pace University.

Paul Hodge Jr., is an independent director. Mr. Hodge is experienced as a life-long business startup founder and operator, working across multiple industries and businesses over the last 30 years. Most recently Mr. Hodge co-founded Laird Superfood and served as its President and CEO and a member of its board of directors from its founding in 2015 through January 2022. Prior to founding the company, in 2015, Mr. Hodge founded GolfBoard Inc. In 2014, Mr. Hodge founded GB Leasing, a leasing company designed to lease fleets of GolfBoards. Prior to that Mr. Hodge was the founder and operator of businesses in commercial/utility clean energy, home technology, factory automation and computers.

Stanley Hutton Rumbough is an independent director. Mr. Rumbough is a private investor and philanthropist. Through his family office, SHR Ventures, LLC, Mr. Rumbough pursues investments across a range of businesses spanning real estate and resort development, minerals exploration, and financial technology, including most notably the Adirondack Club & Resort (under development) and HUTN, Inc. (formerly EF Hutton America, Inc.) which was engaged in developing a consumer-oriented digital finance and investment platform. Mr. Rumbough is the grandson of Edward Francis Hutton, noted financier and co-founder of E.F. Hutton & Co., one of the largest and most influential financial firms of the 20th century. The family legacy includes ownership and management of some of mid-century America’s best-known companies including General Foods, Birdseye, and Colgate-Palmolive, as well as E.F. Hutton & Co. Building on generations of investment expertise, his father founded and/or ran more than 40 companies, provided initial investments into the Vail ski resort, and served on U.S. President Dwight D. Eisenhower’s White House Staff. Mr. Rumbough’s deeply entrenched investment network should prove invaluable in both vetting and attracting potential targets and partners. Mr. Rumbough served as an officer in the U.S. Marine Corps from 1970 to 1978. Mr. Rumbough holds a Bachelor’s Degree from the University of Denver and a Master of Business Administration from Columbia University.

Thomas Wood is an independent director. Mr. Wood is a serial entrepreneur, having started and taken multiple energy companies public over the course of his career. Since 2022, Mr. Wood has been the Executive Chairman and founder of Advanced Mining Drilling Technologies LLC, which is a private company currently developing battery metals extraction technology. He is also the Chairman and co-founder of XtremeX Mining Technology Corp which is a coil tubing patented mining technology targeted at precious metals and battery metals discovery and testing. In 2017, Mr. Wood was a sponsor and the CFO of National Energy Services Reunited Corp. (NASDAQ: NESR), a $200 million SPAC, that successfully completed a business acquisition with Gulf Energy SAOC and National Petroleum Services on June 6, 2018. Mr. Wood was instrumental in the IPO raising of the SPAC and the search of merger candidates and remains an active board member of the combined company, which has an enterprise value of approximately $1.7 billion as of June 30, 2021. He has over 35 years of experience in establishing and growing public and private companies that provide or use oil and gas contract drilling services. Since December 1990, he has served as the Chief Executive Officer of Round Up Resource Service Inc., a private investment company. Mr. Wood founded Xtreme Drilling Corp. (TSX: XDC), an onshore drilling and coil tubing technology company, in May 2005 and served as its Executive Chairman until May 2011 and its Chief Executive Officer and Director from May 2011 through August 2016. He is the founder of Savanna Energy Services Corp. (TSE: SVY), a North American energy services provider, where he served as the Chairman from 2001 to March 2005. He also served as Director at various companies engaged in the exploration and production of junior oil and gas, including Wrangler West Energy Corp. from April 2001 to 2014; New Syrus Capital Corporation from 1998 to 2001 and Player Petroleum Corporation from 1997 to 2001. In addition, Mr. Wood served as the President, Drilling and Wellbore Service, of Plains Energy Services Ltd. from 1997 to 2000 and Wrangler Pressure Control from 1998 to 2001. He served as the President of Round-Up Well Servicing Inc. from 1988 to 1997 and Vice President of Shelby Drilling from 1981 to 1987. Mr. Wood holds a BA in Economics from University of Calgary.

Anne Lee is an independent director. Ms. Lee joined Anheuser-Busch as the Director of Wholesale M&A in October 2022. From 2018 to 2020, Ms. Lee was an investment banker in the Consumer Group at Nomura Securities and from 2010 to 2018 she was an investment banker in the Consumer Group at Stephens Inc. Ms. Lee has over a decade of investment banking experience and has executed numerous transactions focused on M&A, debt & equity raises, spin-offs, IPOs, and SPACs. Ms. Lee has worked alongside CEOs and CFOs and has vast knowledge of private and public markets within the consumer sector. During her investment banking career, Ms. Lee has spearheaded several transactions for Utz Brands, Inc. (NYSE: UTZ referred to herein as “Utz”) including the minority capital raise from Metropoulos & Co. and the acquisition of Inventure Foods, Inc. (formerly Nasdaq: SNAK) through a going-private tender offer that were pivotal amongst other acquisitions for Utz to quickly scale from a private company to a public company and to become the #3 brand platform in U.S. Salty Snacks and one of the fastest growing salty snack platforms of scale. While at Nomura Securities, Ms. Lee advised Collier Creek Holdings on its $1.6 billion SPAC merger with Utz in 2020. Recently, Ms. Lee also worked as an M&A consultant for Utz Brands, Inc., from September 2020 to February 2021, where she led the acquisition of Vitner’s snack brand from Snak-King Corp. and helped with the acquisition of Truco Enterprises, a leading seller of tortilla chips, salsa and queso under the ON THE BORDER® brand from Insignia Capital Group and the acquisition of the H.K. Anderson peanut butter-filled pretzel brand from Conagra Brands. Ms. Lee received her Master of Science in Finance from Purdue University and holds a Bachelor of Science degree in Finance and a Bachelor of Science degree in Management from the University of Utah.

Family Relationships

There are no family relationships between any of our current officers or directors.

Number and Terms of Office of Officers and Directors

We have seven (7) directors on our board of directors. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Our board consists of a majority of independent directors. Our directors are appointed for one-year terms to hold office until the next annual meeting of the holders of our common stock or until removed from office in accordance with our bylaws.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We expect that our board of directors will determine that Paul Hodge Jr., Anne Lee, Stanley Hutton Rumbough and Thomas Wood are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our initial stockholders, officers or directors or any affiliate of our initial stockholders, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We may pay EF Hutton, or an affiliate of our sponsor, cash compensation for acting as placement agent for a private placement or for services in connection with our initial business combination, in amounts consistent with market standards for comparable services. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Paul Hodge Jr., Anne Lee and Thomas Wood serve as members of our audit committee, and Ms. Lee chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Hodge and Wood and Ms. Lee meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Wood qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

A copy of our audit committee charter is filed as an exhibit to this Form 10-K.

Compensation Committee

We have established a compensation committee of the board of directors. Paul Hodge Jr., Anne Lee and Stanley Hutton Rumbough serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Hodge and Rumbough and Ms. Lee are independent and Ms. Lee will chair the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

A copy of our compensation committee charter is filed as an exhibit to this Form 10-K.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. However, we may pay EF Hutton, or an affiliate of our sponsor, cash compensation for acting as placement agent for a private placement or for services in connection with our initial business combination, in amounts consistent with market standards for comparable services. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Hodge, Rumbough and Wood and Ms. Lee. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics as an exhibit to this Form 10-K. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Subject to pre-existing fiduciary or contractual duties as described below, our officers and directors have agreed to present any business opportunities presented to them in their capacity as a director or officer of our company to us. Our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. The determination of whether an opportunity has been expressly offered to a director or officer solely in his or her capacity as a director or officer of our company will made based on express statements by the person offering the opportunity, and if a director or officer is unsure of whether an opportunity was offered in such capacity, he or she shall seek guidance on such determination from the audit committee of our board of directors.

Our officers and directors may become officers or directors of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even prior to us entering into a definitive agreement for our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. In addition, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private units held in the trust account will be used to fund the redemption of our public shares, and the placement securities will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our initial stockholders until the earlier to occur of: (A) six months after the completion of our initial business combination and (B) subsequent to our initial business combination, if the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination. With certain limited exceptions, the private units, and the component securities underlying the private units, will not be transferable, assignable or saleable by the private placement participants or their permitted transferees until 30 days after the completion of our initial business combination. Since the private placement participants and officers and directors and any Anchor investors holding founder shares may directly or indirectly own common stock, warrants and rights following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $5,475,000 of such loans, together with certain other loans that may be made in connection with extending the time available to us to consummate our initial business combination, may be convertible into private units, at a price of $10.00 per private unit at the option of the lender, upon consummation of our initial business combination, provided that in no event will any loans provided by our sponsor before the effective date of this offering or during the 60 days after the effective date of this offering be convertible into our securities. The private units will be identical to the public units, except as described elsewhere in this this Form 10-K.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. The determination of whether an opportunity has been expressly offered to a director of officer solely in his or her capacity as a director or officer of our company will made based on express statements by the person offering the opportunity, and if a director or officer is unsure of whether an opportunity was offered in such capacity, he or she shall seek guidance on such determination from the audit committee of our board of directors.

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers and directors:

obligations:

Individual(1)	Entity(2)	Entity’s Business	Affiliation
Benjamin Piggott	EF Hutton, division of Benchmark Investments, LLC	Investment banking	Managing Director
Kevin M. Bush	Green Shoot Partners	Investment vehicle	Majority shareholder
	Fresh Dining Concepts	Food brand franchise group	Chief Strategy Officer
David Boral	EF Hutton, division of Benchmark Investments, LLC	Investment banking	President
Joseph Rallo	EF Hutton, division of Benchmark Investments, LLC	Investment banking	Chief Executive Officer
Stanley Hutton Rumbough	SHR Ventures, LLC	Family office	Sole Member
	HUTN, Inc.	Finance and investment platform	Chairman
Anne Lee	Anheuser-Busch	Brewing company	Director of Wholesale M&A
Thomas Wood	Advanced Mining Drilling Technologies LLC	Battery metals extraction technology	Executive Chairman
	XtremeX Mining Technology Corp.	Coil tubing patented mining technology	Chairman
	National Energy Services Reunited Corp.	Oil Field Service Provider	Board Member

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.

(2)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his or her obligations and the presentation by each such individual of business opportunities.

Accordingly, if any of the above executive officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our sponsor, the other initial stockholders, our officers and our directors have agreed to vote their respective founder shares, private shares and any public shares held by them in favor of our initial business combination. In addition, each of our Anchor Investors has entered into an investment agreement with us pursuant to which they have agreed to vote any founder shares held by them offering in favor of our initial business combination. Although the Anchor Investors are not contractually obligated to vote any public shares they own in favor of our initial business combination, their ownership of founder shares may provide an incentive for them to do so.

Legal Proceedings

Unless otherwise indicated, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, except Solar Nation, an entity for which Paul Hodge, Jr. was the CEO and founder until 2011, filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in February 2013;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities;

●	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity;

●	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity; or

●	Having any administrative proceeding threatened against them related to their involvement in any type of business, securities, or banking activity.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

Except as set forth below no executive officer or director has received any cash compensation for services rendered to us. Kevin M. Bush our chief financial officer received as compensation 50,000 founder shares prior to the Company’s IPO. Each of our independent directors, Paul Hodge, Jr., Stanley Hutton Rumbough, Thomas Wood and Anne Lee, received as compensation 50,000 founder shares prior to the Company’s IPO.

Our officers and directors will also receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements made to our sponsor, officers, directors or their respective affiliates, with any interested director abstaining from such review and approval.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 3, 2023 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 3, 2023, we had 14,632,500 shares of common stock issued and outstanding, including shares of common stock underlying the units and rights.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the rights included in the units or the private rights issued pursuant to the Company’s initial public offering as these rights are not convertible until consummation of the Company’s initial business combination.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
EF Hutton Partners, LLC(1)(2)	1,819,918	12.4%
Joseph Rallo(1)(2)	1,819,918	12.4%
David Boral(1)(2)	1,819,918	12.4%
Kevin M. Bush(1)	78,864	*
Stanley Hutton Rumbough(1) (3)	223,186	1.5%
Paul Hodge Jr.(1)	107,729	*
Thomas Wood(1)	50,000	*
Anne Lee(1)	50,000	*
All executive officers and directors as a group (8 individuals)	2,329,697	15.9%
Five Percent Holders
Oaktree Fund GP, LLC(4)	990,000	6.8%
ATW SPAC Management LLC(5)	1,040,000	7.1%
Mangrove Partners (3)	990,000	6.8%
Lighthouse Investment Partners, LLC(7)	1,029,403	7.0%
Boothbay Fund Management, LLC(8)	915,750	6.3%
Taconic Capital Advisors, L.P.(9)	1,065,000	7.3%
Polar Asset Management Partners Inc.(10)	990,000	6.8%
Yakira Partners, L.P. (11)	990,000	6.8%

*	Less than 1%

(1)	The address for EF Hutton Partners, LLC and each of the Company’s officers and directors shall be care of the Company at 24 Shipyard Drive, Suite 102, Hingham, MA 02043.

(2)	Joseph Rallo and David Boral have investment and dispositive control over the shares held by EF Hutton Partners, LLC.

(3)	Includes the shares held by SHR Ventures, LLC because Mr. Rumbough shares investment and dispositive control over such shares, with the manager of SHR Ventures, LLC.

(4)

Includes the shares held by (i) OCM Value SPAC Holdings, L.P., a Delaware limited partnership (“OCM Value SPAC”), in its capacity as the direct owner of 495,000 units of the Issuer; (ii) OCM Value SPAC Holdings II, L.P., a Delaware limited partnership (“OCM Value SPAC II”), in its capacity as the direct owner of 495,000 units of the Issuer; (iii) Oaktree Fund GP, LLC, a Delaware limited liability company (“Fund GP”), in its capacity as the general partner of each of OCM Value SPAC and OCM Value SPAC II; (iv) Oaktree Fund GP I, L.P., a Delaware limited partnership (“GP I”), in its capacity as the managing member of Fund GP; (v) Oaktree Capital I, L.P., a Delaware limited partnership (“Capital I”), in its capacity as the general partner of GP I; (vi) OCM Holdings I, LLC, a Delaware limited liability company (“Holdings I”), in its capacity as the general partner of Capital I; (vii) Oaktree Holdings, LLC, a Delaware limited liability company (“Holdings”), in its capacity as the managing member of Holdings I; (viii) Oaktree Capital Group, LLC, a Delaware limited liability company (“OCG”), in its capacity as the managing member of Holdings; (ix) Oaktree Capital Group Holdings GP, LLC, a Delaware limited liability company (“OCGH GP”), in its capacity as the indirect owner of the class B units of OCG; (x) Brookfield Corporation (f/k/a Brookfield Asset Management Inc.), an Ontario corporation (“Brookfield”), in its capacity as the indirect owner of the class A units of OCG, in its capacity as such; and (xi) BAM Partners Trust, a trust established under the laws of Ontario (the “BAM Partnership”), in its capacity as the sole owner of Class B Limited Voting Shares of Brookfield. The address of the principal business office of the foregoing parties is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071, except the address of the principal business office of Brookfield and of the BAM Partnership is Brookfield Place, Suite 300, 181 Bay Street, P.O. Box 762, Toronto, Ontario, Canada M5J 2T3. This information is based upon a Schedule 13G filed by the foregoing parties on February 14, 2023.

(5)	Includes the shares held by (i) ATW SPAC Management LLC, (ii) Antonio Ruiz-Gimenez and (iii) Kerry Propper. The address of the principal business office of the foregoing parties is 17 State Street, Suite 2100, New York, NY 10004. This information is based upon a Schedule 13G filed by the foregoing parties on February 14, 2023.

(6)	Includes the shares held by (i) Mangrove Partners, with a principal address at c/o Maples Corporate Services, Ltd., PO Box 309, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands KY1-1104, (ii) Mangrove Partners Master Fund, Ltd., with a principal address at c/o Maples Corporate Services, Ltd., PO Box 309, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands KY1-1104 and (iii) Nathaniel August, with a principal address at 645 Madison Avenue, 14th Floor, New York, New York 10022. This information is based upon a Schedule 13G filed by the foregoing parties on February 14, 2023.

(7)	Includes the shares held by (i) Lighthouse Investment Partners, LLC (“Lighthouse”), (ii) MAP 136 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 136”), (iii) MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 214”) and (iv) Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC (“Shaolin”). The address of the principal business office of the foregoing parties is 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410. This information is based upon a Schedule 13G filed by the foregoing parties on February 14, 2023.

(8)	Includes the shares held by (i) Boothbay Fund Management, LLC and (ii) Ari Glass. The address of the principal business office of the foregoing parties is 140 East 45th Street, 14yh Floor, New York, NY 10017. This information is based upon a Schedule 13G filed by the foregoing parties on February 10, 2023.

(9)	Includes the shares held by (i) Taconic Capital Advisors L.P. (Taconic Advisors LP), (ii) Taconic Capital Advisors UK LLP (Taconic Advisors UK), (iii) Taconic Associates LLC (Taconic Associates), (iv) Taconic Capital Partners LLC (Taconic Capital), (v) Taconic Capital Performance Partners LLC (Taconic Partners); and (vi) Frank P. Brosens (Mr. Brosens). The address of the principal business of office of each of Taconic Advisors LP, Taconic Associates, Taconic Partners, Taconic Capital and Mr. Brosens is c/o Taconic Capital Advisors L.P. 280 Park Avenue, 5th Floor, New York, NY 10017. The address of the principal business office of Taconic Advisors UK is 55 Grosvenor Street, 4th Floor, London, W1K 3HY, UK. This information is based upon a Schedule 13G filed by the foregoing parties on February 10, 2023.

(10)	Includes the shares held by (i) Polar Asset Management Partners Inc. and (ii) Polar Multi Strategy Master Fund. The address of the principal business office of the foregoing parties is 16 York Street, Suite 2900, Toronto, ON, Canada MSJ 0E6. This information is based upon a Schedule 13G filed by the foregoing parties on February 9, 2023.

(11)	Includes the shares held by (i) Yakira Partners, L.P., (ii) Yakira Enhanced Offshore Fund Ltd. and (iii) MAP 136 Segregated Portfolio. The address of the principal business office of the foregoing parties is 1555 Post Road East, Suite 202, Westport, CT 06880. This information is based upon a Schedule 13G filed by the foregoing parties on January 31, 2023.

All of the insider shares issued pursuant to our IPO are placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of six months after the date of the consummation of our initial business combination and the date the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the insider shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination or earlier in either case if, subsequent to our initial business combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these insider shares will not be able to sell or transfer their securities except (1) transfers among the insiders, to our officers, directors, advisors and employees, (2) transfers to an insider’s affiliates or its members upon its liquidation, (3) transfers to relatives and trusts for estate planning purposes, (4) transfers by virtue of the laws of descent and distribution upon death, (5) transfers pursuant to a qualified domestic relations order, (6) private sales made at prices no greater than the price at which the securities were originally purchased or (7) transfers to us for cancellation in connection with the consummation of an initial business combination, in each case (except for clause 7) where the transferee agrees to the terms of the escrow agreement and forfeiture, as the case may be, as well as the other applicable restrictions and agreements of the holders of the insider shares. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the insider shares.

Our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no other proceeds from our trust account would be used for such repayment.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

EF Hutton Partners, LLC, our sponsor, purchased an aggregate of 3,450,000 shares of our common stock (up to 450,000 shares of which were subject to forfeiture, on a pro rata basis, depending upon the extent to which the underwriters’ over-allotment option is exercised) for an aggregate purchase price of $25,000. These shares are collectively referred to herein as “founder shares.” Thereafter on March 7, 2022, our sponsor surrendered to the Company 575,000 founder shares for cancellation, leaving the sponsor with 2,875,000 founder shares (up to 375,000 shares of which are subject to forfeiture, on a pro rata basis, depending upon the extent to which the underwriters’ over-allotment option is exercised). On March 8, 2022, our sponsor transferred an aggregate total of 708,738 founder shares. Then on April 5, 2022, three of our initial stockholders transferred an aggregate amount of 141,624 founder shares back to our sponsor. On May 23, 2022, our sponsor transferred an aggregate amount of 57,500 founder shares to the other three initial stockholders.

As of July 27, 2022, the founder shares are held by the following individuals and entities (who we refer to collectively as the “initial stockholders” throughout this this Form 10-K) as follows: the sponsor owns 2,250,386 founder shares (up to 322,198 shares of which are subject to forfeiture, on a pro rata basis, depending upon the extent to which the underwriters’ over-allotment option is exercised), our Chief Financial Officer, Kevin M. Bush owns 91,624 founder shares (up to 5,867 shares of which are subject to forfeiture, on a pro rata basis, depending upon the extent to which the underwriters’ over-allotment option is exercised), our directors, Thomas Wood owns 50,000 founder shares, Stanley Hutton Rumbough owns 50,000 founder shares, Anne Lee owns 50,000 founder shares, Paul Hodge Jr. owns 133,248 founder shares (up to 11,734 shares of which are subject to forfeiture, on a pro rata basis, depending on the extent to which the underwriters’ over-allotment option is exercised) and SHR Ventures, LLC owns 249,742 founder shares (up to 35,201 shares of which are subject to forfeiture, on a pro rata basis, depending upon the extent to which the underwriters’ over-allotment option is exercised).

Prior to the IPO, the Company entered into agreements with anchor investors that committed each anchor investor to purchase 9.9% tranches of the Units or the actual Units allocated to it. Additionally, each of the ten 9.9% anchor investors purchased 75,000 founder shares from certain initial stockholders, for a total of 750,000 founder shares, at the original purchase price of founder shares or $0.009 per share. Each anchor investor acquired from the initial founder share owners on a pro-rata basis, an indirect economic interest in the founder shares.

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of six months after the date of the consummation of a Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of a Business Combination and, with respect to the remaining 50% of the Founder Shares, six months after the date of the consummation of a Business Combination, or earlier in each case if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into private units at a price of $10.00 per unit. The private units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, no Working Capital Loans were outstanding.

Related Party Extension Loans

The Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional one-month period (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on September 8, 2022, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $575,000 (since the underwriters’ over-allotment option was exercised in full), or $0.05 per share for each one-month extension, on or prior to the date of the applicable deadline, or up to an aggregate of $5,175,000, or $0.45 per share if we extend for the full nine months. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Private Unit. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. As of December 31, 2022, no such loans were outstanding.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2022 and for the period from March 3, 2021 (inception) through December 31, 2021 totaled $162,247 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from March 3, 2021 (inception) through December 31, 2021.

Tax Fees. During the year ended December 31, 2022 and the period from March 3, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and the period from March 3, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

No.	Description of Exhibit
2.1	Merger Agreement, dated March 3, 2023, by and among the Company, Humble Imports Inc., d/b/a E.C.D. Auto Design, ECD Auto Design UK, Ltd., EFHAC Merger Sub, Inc. and Scott Wallace as Securityholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 6, 2023).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2022).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 18, 2022)
4.1	Warrant Agreement, dated September 8, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2022).
4.2	Rights Agreement, dated September 8, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2022).
10.1	Letter Agreements, dated September 8, 2022, by and between the Company and each of the Company’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2022).
10.2	Investment Management Trust Agreement, dated September 8, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2022).
10.3	Registration Rights Agreement, dated September 8, 2022, by and among the Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2022).
10.4	Private Placement Unit Purchase Agreement, dated September 8, 2022, by and among the Company and EF Hutton Partners, LLC, SHR Ventures, LLC , Paul Hodge, Jr., Kevin M. Bush (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2022).
10.5	Indemnity Agreements, dated September 8 2022, by and between the Company and each of the Company’s the directors and officers (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2022).
10.6	Investment Agreement by and among EF Hutton Acquisition Corporation I, EF Hutton Partners, LLC, SHR Ventures, LLC , Paul Hodge, Jr., Kevin M. Bush and certain 9.9% anchor investors (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2022).
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 18, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 18, 2022)
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 18, 2022)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EF Hutton Acquisition Corporation I

Dated: March 27, 2023	By:	/s/ Benjamin Piggott
	Name:	Benjamin Piggott
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kevin M. Bush
Name:	Kevin M. Bush
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Benjamin Piggott	Chief Executive Officer (Principal executive officer), and Chairman	March 27, 2023
Benjamin Piggott

/s/ Joseph Rallo	Co-President and Director	March 27, 2023
Joseph Rallo

/s/ David Boral	Co-President and Director	March 27, 2023
David Boral

/s/ Paul Hodge, Jr.	Director	March 27, 2023
Paul Hodge. Jr.

/s/ Stanley Hutton Rumbough	Director	March 27, 2023
Stanley Hutton Rumbough

/s/ Thomas Wood	Director	March 27, 2023
Thomas Wood

/s/ Anne Lee	Director	March 27, 2023
Anne Lee

EF HUTTON ACQUISITION CORPORATION I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

EF Hutton Acquisition Corporation I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of EF Hutton Acquisition Corporation I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2022 and for the period from March 3, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for year ended December 31, 2022 and for the period from March 3, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant costs and needs to raise additional funds to meet its obligations and sustain its operations and the Company’s business plan is dependent on the completion of a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2022.

Boston, MA

March 27, 2023

PCAOB ID# 688

EF HUTTON ACQUISITION CORPORATION I

BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current Assets
Cash	$546,210	$25,000
Prepaid expenses	9,082	—
Short-term prepaid insurance	156,000	—
Total Current Assets	711,292	25,000

Deferred offering costs	—	54,510
Long-term prepaid insurance	29,033	—
Marketable securities held in Trust Account	117,254,670	—
TOTAL ASSETS	$117,994,995	$79,510

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accrued expenses	$153,405	$—
Accrued offering costs	301,797	55,000
Promissory note – related party	19,700	—
Income taxes payable	206,393	—
Total Current Liabilities	681,295	55,000

Deferred underwriting fee payable	4,025,000	—
TOTAL LIABILITIES	4,706,295	55,000

Commitments and Contingencies (Note 6)

Common Stock subject to possible redemption, 11,500,000 shares at redemption value	116,826,168	—

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 3,132,500 and 2,875,000 shares issued and outstanding (excluding 11,500,000 and no shares subject to possible redemption) as of December 31, 2022 and 2021, respectively	313	288
Additional paid-in capital	—	24,712
Accumulated deficit	(3,537,781)	(490)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(3,537,468)	24,510
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$117,994,995	$79,510

The accompanying notes are an integral part of the financial statements.

EF HUTTON ACQUISITION CORPORATION I

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from March 3, 2021 (Inception) Through December 31, 2021
Formation and operating costs	$258,337	$490
Loss from operations	(258,337)	(490)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,104,670	—
Stock-based compensation	(62,500)	—
Total other income, net	1,042,170	—

Income (loss) before provision for income taxes	783,833	(490)
Provision for income taxes	(206,393)	—
Net income (loss)	$577,440	$(490)

Weighted average common stock outstanding, redeemable common stock	3,434,247	—
Basic and diluted net income (loss) per share, redeemable common stock	$0.09	$—
Weighted average common stock outstanding, non-redeemable common stock	2,951,897	2,500,000
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.09	$(0.00)

The accompanying notes are an integral part of the financial statements.

EF HUTTON ACQUISITION CORPORATION I

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MARCH 3, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – March 3, 2021 (inception)	—	$—	$—	$—	$—

Common stock issued to initial stockholders	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	(490)	(490)

Balance – December 31, 2021	2,875,000	288	24,712	(490)	24,510

Stock-based compensation	—	—	62,500	—	62,500

Issuance of 257,500 private placement units	257,500	25	2,574,975	—	2,575,000

Relative fair value of public warrants at issuance	—	—	1,016,600	—	1,016,600

Relative fair value of anchor investor shares	—	—	3,626,296	—	3,626,296

Relative fair value of rights included in public units	—	—	1,329,317	—	1,329,317

Allocated value of transaction costs to common stock	—	—	(272,626)	—	(272,626)

Accretion for common stock to redemption amount	—	—	(8,361,774)	(4,114,731)	(12,476,505)

Net income	—	—	—	577,440	577,440

Balance – December 31, 2022	3,132,500	$313	$—	$(3,537,781)	$(3,537,468)

The accompanying notes are an integral part of the financial statements.

EF HUTTON ACQUISITION CORPORATION I

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Period from March 3, 2021 (inception) through
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$577,440	$(490)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,104,670)	—
Stock-based compensation	62,500	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,082)	—
Prepaid insurance, short-term	(156,000)	—
Prepaid insurance, long-term	(29,033)	—
Accrued expenses	152,915	490
Income taxes payable	206,393	—
Net cash used in operating activities	(299,537)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(116,150,000)	—
Net cash used in investing activities	(116,150,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	115,000,000	—
Proceeds from sale of Private Placement Units	2,575,000	—
Proceeds from promissory note – related party	19,700	—
Payment of offering costs	(623,953)	—
Net cash provided by financing activities	116,970,747	25,000

Net Change in Cash	521,210	25,000
Cash – Beginning of period	25,000	—
Cash – End of period	$546,210	$25,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$301,797	$54,510
Accretion of Class A common stock to redemption value	$12,476,505	$—
Deferred underwriting fee payable	$4,025,000	$—

The accompanying notes are an integral part of the financial statements.

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

EF Hutton Acquisition Corporation I (formerly EF Hutton Acquisition Corp. II) is a blank check company incorporated as a Delaware corporation on March 3, 2021. The Company was incorporated for the purpose of effecting a merger, stock capital exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”).

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

On December 8, 2022, the holders of the Units of the Company were able to elect to break up the Units and separately trade the shares of Common Stock, the Rights, and the Warrants included in the Units. The Company intended that any Units not separated would continue to trade on the Nasdaq Global Market (“Nasdaq”) under the symbol “EFHU”, and the Common Stock, Rights and Warrants would separately trade on Nasdaq under the symbols “EFHT,” “EFHTR,” and “EFHTW,” respectively. However, due to a miscommunication by the Company, Nasdaq moved to delist the Company’s Units from Nasdaq and on January 6, 2023, Nasdaq filed a Form 25 with the SEC delisting the Company’s Units. As a result, the Company determined to and did effect a mandatory separation of the Company’s Units effective on January 18, 2023, which separated each outstanding Unit into one share of Common Stock, one Right and one Warrant. After January 18, 2023 no Units were outstanding.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In addition, the Company has until June 13, 2023 to consummate a Business Combination, or until March 13, 2024 if the Company extends the period of time to consummate a Business Combination by the full amount of time. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by June 13, 2023 (or March 13, 2024 if the Company extends the period of time to consummate a Business Combination by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 13, 2023 (or March 13, 2024 if the Company extends the period of time to consummate a Business Combination by the full amount of time). The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Annual Report on Form 10-K.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(l) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $546,210 and $25,000 in cash, and no cash equivalents as of December 31, 2022 and 2021, respectively.

Marketable Securities Held in Trust Account

At December 31, 2022, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. As of December 31, 2021 there were no funds deposited in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

The Company’s effective tax rate was 26.3% and 0% for the year ended December 31, 2022 and the period from March 3, 2021 (inception) through December 31, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022, primarily due to compensation expense and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes for the year ended December 31, 2022 was $206,393. The provision for income taxes was deemed to be immaterial for the period from March 3, 2021 (inception) through December 31, 2021.

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

Common Stock Subject to Possible Redemption

The Company’s common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., public warrants) and as such, the initial carrying value of public shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The public shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480- 10- S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. Accordingly, at December 31, 2022 and 2021, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2022, the common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(1,016,600)
Proceeds allocated to Public Rights	(1,329,317)
Common Stock issuance costs	(8,304,420)
Plus:
Remeasurement of carrying value to redemption value	12,476,505
Common stock subject to possible redemption, December 31, 2022	$116,826,168

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from losses per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,757,500 Class A common stock in the aggregate. As of December 31, 2022 and for the period from March 3, 2021 (inception) through December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings (losses) of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Year Ended December 31, 2022		For The Period From March 3, 2021 (Inception) Through December 31, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss), as adjusted	$310,527	$266,913	$—	$(490)
Denominator:
Basic and diluted weighted average shares outstanding	3,434,247	2,951,897	—	2,500,000

Basic and diluted net income (loss) per share of common stock	$0.09	$0.09	$—	$(0.00)

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

The transfer of the founder shares to the Company’s management is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 374,614 shares transferred to the Company’s management on March 8, 2022 and May 23, 2022 and that were not transferred back to the Sponsor as of September 13, 2022 was $137,354. This set of founder shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to this set of founder shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the founder shares. Additionally, another set of 250,000 founder shares were gifted to the Company’s directors on March 8, 2022 and under ASC 718, on March 8, 2022 had a fair value of $62,500, which has been recorded as stock-based compensation. The founder shares granted as gifts are not subject to a performance condition and as such stock-based compensation of $62,500 was recorded on the statement of operations.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and due at the closing of the Initial Public Offering. As of December 31, 2022 and 2021, the Company had borrowed $19,700 and $0, respectively, under the promissory note. The outstanding balance on the note as of December 31, 2022 is due on demand and was paid subsequent to year end. Borrowings under the promissory note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto, or in connection with additional deposits into the Trust Account in order to extend the time available to us to consummate the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest-bearing basis as may be required. If the Company completes initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Company’s initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $5,475,000 of such loans may be convertible into private units, at a price of $10.00 per unit at the option of the lender, upon consummation of the Company’s initial Business Combination. The private units are identical to the public units sold in this offering. At December 31, 2022 and 2021, no working capital loans were outstanding.

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

NOTE 7 — STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company’s amended and restated certificate of incorporation authorized to issue a total of 100,000,000 shares of common stock with a par value of $0.0001 per share. On March 4, 2021, the Sponsor, purchased an aggregate of 3,450,000 shares of the Company’s common stock for an aggregate purchase price of $25,000. On March 7, 2022, the Sponsor surrendered to the Company 575,000 founder shares for cancellation, leaving the Sponsor with 2,875,000 founder shares. On March 8, 2022, the Sponsor transferred an aggregate total of 708,738 founder shares. Then on April 5, 2022, three of the initial stockholders transferred an aggregate amount of 141,624 founder shares back to the Sponsor. On May 23, 2022, the Sponsor transferred an aggregate amount of 57,500 founder shares to the other three initial stockholders. The Company has 3,132,500 and 2,875,000 shares of common stock issued and outstanding, excluding 11,500,000 and no shares subject to possible redemption, as of December 31, 2022 and 2021, respectively.

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

Warrants — As of December 31, 2022 and 2021, 11,757,500 and no warrants were outstanding, respectively. Each warrant entitles the holder to purchase one common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a Newly Issued Price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial stockholders or its affiliates, without taking into account any founder shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Prices. The warrants will become exercisable on the later of one year from the closing of the Initial Public Offering or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Rights — As of December 31, 2022 and 2021, 11,757,500 and no Rights were outstanding, respectively. Each holder of a Right will receive one-eighth (1/8) of a share of common stock upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its Rights in order to receive the one-eighth (1/8) share underlying each Right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights, and the Rights will expire worthless. No fractional shares will be issued upon conversion of any Rights.

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforward	$—	$—
Startup/organization expenses	28,711	103
Total deferred tax assets	28,711	103
Valuation allowance	(28,711)	(103)
Deferred tax assets	$—	$—

The income tax provision for the year ended December 31, 2022 and for the period from March 3, 2021 (inception) through December 31, 2021 consists of the following:

	For the Year Ended	For The Period From March 3, 2021 (Inception) Through
	December 31, 2022	December 31, 2021
Federal
Current	$206,393	$—
Deferred	(28,608)	(103)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	28,608	103

Income tax provision	$206,393	$—

As of December 31, 2022 and 2021, the Company had no U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2022 and 2021, the Company did not have any of state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $28,608. For the period from March 3, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $103.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

		For The Period From March 3, 2021 (Inception) Through
	December 31, 2022	December 31,2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Stock-based compensation expense	1.7%	0.0%
Valuation allowance	3.6%	(21.0)%
Income tax provision	26.3%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to permanent book to tax differenced related to change in fair value of warrants and full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2022 and 2021 remain open and subject to examination.

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$117,254,670

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 3, 2023, EF Hutton Acquisition Corporation I (the “Registrant” or the “Parent”) entered into a Merger Agreement (the “Agreement”) with Humble Imports Inc., d/b/a E.C.D. Auto Design, a Florida corporation (the “Company”), ECD Auto Design UK, Ltd., an England and Wales corporation (the “ECD UK Subsidiary”), EFHAC Merger Sub, Inc., a Florida corporation (“Merger Sub”) and wholly-owned subsidiary of the Registrant, and Scott Wallace as Securityholder Representative, pursuant to which Merger Sub will merge with and into the Company with the Company as the surviving corporation and becoming a wholly-owned subsidiary of Parent (the “Merger”). In connection with the Merger, the Parent will change its name to “E.C.D. Automotive Design Inc.” or such other name designated by the Company by notice to Parent. The Board of Directors of the Registrant (the “Board”) has unanimously (i) approved and declared advisable the Agreement, the Merger and the other transactions contemplated thereby, and (ii) resolved to recommend approval of the Agreement and related matters by the stockholders of the Registrant.

