Form 10-Q
period 2023-06-30
EF Hutton Acquisition Corp I
filed 2023-08-25
CIK 1922858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 25, 2023, there were 6,625,147 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

EF HUTTON ACQUISITION CORPORATION I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

EF HUTTON ACQUISITION CORPORATION I

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash	$3,163	$546,210
Prepaid expenses	41,580	9,082
Short-term prepaid insurance	107,033	156,000
Total Current Assets	151,776	711,292

Long-term prepaid insurance	—	29,033
Marketable securities held in Trust Account	37,022,036	117,254,670
TOTAL ASSETS	$37,173,812	$117,994,995

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,962,588	$153,405
Accrued offering costs	205,000	301,797
Excise tax payable	824,985	—
Promissory note – related party	—	19,700
Income taxes payable	481,374	206,393
Total Current Liabilities	3,473,947	681,295

Deferred underwriting fee payable	4,025,000	4,025,000
TOTAL LIABILITIES	7,498,947	4,706,295

Commitments and Contingencies (Note 6)
Common Stock subject to possible redemption, 3,492,647 and 11,500,000 shares at redemption value of $10.37 and $10.16 per share as of June 30, 2023 and December 31, 2022, respectively	36,207,414	116,826,168

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 3,132,500 shares issued and outstanding, excluding 3,492,647 and 11,500,000 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively	313	313
Additional paid-in capital	—	—
Accumulated deficit	(6,532,862)	(3,537,781)
TOTAL STOCKHOLDERS’ DEFICIT	(6,532,549)	(3,537,468)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,173,812	$117,994,995

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EF HUTTON ACQUISITION CORPORATION I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$868,080	$1,179	$2,201,235	$1,847
Loss from operations	(868,080)	(1,179)	(2,201,235)	(1,847)

Other income (expense):
Compensation expense	—	(62,500)	—	(62,500)
Interest earned on marketable securities held in Trust Account	1,148,125	—	2,392,256	—
Total other income (expense)	1,148,125	(62,500)	2,392,256	(62,500)

Income (Loss) before benefit from (provision for) income taxes	280,045	(63,679)	191,021	(64,347)
Benefit from (Provision for) income taxes	(230,607)	—	(481,374)	—
Net income (loss)	$49,438	$(63,679)	$(290,353)	$(64,347)

Weighted average common stock outstanding, redeemable common stock	8,948,206	—	10,217,054	—
Basic and diluted net income (loss) per share, redeemable common stock	$0.00	$—	$(0.02)	$—
Weighted average common stock outstanding, non-redeemable common stock	3,132,500	2,500,000	3,132,500	2,500,000
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.00	$(0.03)	$(0.02)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EF HUTTON ACQUISITION CORPORATION I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	3,132,500	$313	$—	$(3,537,781)	$(3,537,468)
Accretion for common stock to redemption amount	—	—	—	(939,518)	(939,518)
Net loss	—	—	—	(339,791)	(339,791)
Balance – March 31, 2023 (unaudited)	3,132,500	313	—	(4,817,090)	(4,816,777)
Accretion for common stock to redemption amount	—	—	—	(940,225)	(940,225)
Excise tax payable attributable to redemption of common stock	—	—	—	(824,985)	(824,985)
Net income	—	—	—	49,438	49,438
Balance – June 30, 2023 (unaudited)	3,132,500	$313	$—	$(6,532,862)	$(6,532,549)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	2,875,000	$288	$24,712	$(490)	$24,510
Net loss	—	—	—	(668)	(668)
Balance – March 31, 2022 (unaudited)	2,875,000	288	24,712	(1,158)	23,842
Compensation expense of transfer to sponsor	—	—	62,500	—	62,500
Net loss	—	—	—	(63,679)	(63,679)
Balance – June 30, 2022 (unaudited)	2,875,000	$288	$87,212	$(64,837)	$22,663

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EF HUTTON ACQUISITION CORPORATION I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(290,353)	$(64,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Add back: non-cash compensation expense to transfer of founder shares	—	62,500
Interest earned on marketable securities held in Trust Account	(2,392,256)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(32,498)	—
Short-term prepaid insurance	48,967	—
Prepaid income taxes	—	(4,996)
Long-term prepaid insurance	29,033	—
Accounts payable and accrued expenses	1,809,183	668
Income taxes payable	274,981	—
Net cash used in operating activities	(552,943)	(6,175)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(80,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	206,393	—
Cash withdrawn from Trust Account in connection with redemption	82,498,497	—
Net cash provided by investing activities	82,624,890	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	16,000
Repayment of promissory note - related party	(19,700)	—
Payment of offering costs	(96,797)	(34,743)
Redemption of common stock	(82,498,497)	—
Net cash used in financing activities	(82,614,994)	(18,743)

Net Change in Cash	(543,047)	(24,918)
Cash – Beginning of period	546,210	25,000
Cash – End of period	$3,163	$82

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$84,895
Excise tax payable attributable to redemption of common stock	$824,985	$—
Accretion of Class A common stock to redemption value	$1,879,743	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EF HUTTON ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

The Company has one subsidiary, EFHAC Merger Sub, Inc., a wholly-owned subsidiary of the Company incorporated in Florida on February 28, 2023. As of June 30, 2023 the subsidiary had no activity.

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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
JUNE 30, 2023

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

As approved by the Company’s stockholders at the special meeting of Stockholders held on June 1, 2023 (the “Special Meeting”), the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on June 1, 2023 (the “Current Charter”), giving the Company the right to extend the time for the Company to complete its business combination (the “Business Combination Period”) from June 13, 2023 to March 13, 2024. In connection with the stockholders’ vote at the Special Meeting of Stockholders, 8,007,353 shares were tendered for redemption and approximately $82,498,497 was paid out of the Trust Account to the redeeming stockholders.

On June 12, 2023, the Company deposited $80,000 into the Company’s trust account allowing the Company to extend the period of time it has to consummate its initial business combination by one month from June 13, 2023 to July 13, 2023 (the “Monthly Extension”). The Monthly Extension is the first of up to nine potential monthly extensions permitted under the Current Charter.

On July 12, 2023, the Company deposited $80,000 into the Company’s trust account allowing the Company to extend the period of time it has to consummate its initial business combination by one month from July 13, 2023 to August 13, 2023 (the “Monthly Extension”). The Monthly Extension is the second of up to nine potential monthly extensions permitted under the Current Charter (Note 9).

EF HUTTON ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

On August 11, 2023, the Company deposited $80,000 into the Company’s trust account allowing the Company to extend the period of time it has to consummate its initial business combination by one month from August 13, 2023 to September 13, 2023 (the “Monthly Extension”). The Monthly Extension is the third of up to nine potential monthly extensions permitted under the Current Charter. Accordingly, unless extended further, the Company has until September 13, 2023 to complete its initial business combination (Note 9).

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In addition, the Company has until September 13, 2023 to consummate a Business Combination, or until March 13, 2024 if the Company extends the period of time to consummate a Business Combination by the full amount of time. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by September 13, 2023 (or March 13, 2024 if the Company extends the period of time to consummate a Business Combination by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these unaudited condensed consolidated financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 13, 2023 (or March 13, 2024 if the Company extends the period of time to consummate a Business Combination by the full amount of time). The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held on June 1, 2023, 8,007,353 shares were tendered for redemption and approximately $82,498,497 was paid out of the Trust Account to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $824,985 excise tax payable as of June 30, 2023.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 28, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

EF HUTTON ACQUISITION CORPORATION I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $3,163 and $546,210 in cash, and no cash equivalents as of June 30, 2023 and December 31, 2022, respectively. The Company had a working capital deficit of $2,607,549 as of June 30, 2023, and a working capital of $358,499 as of December 31, 2022.

Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

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

EF HUTTON ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was 82.35% and 0.00% for the three months ended June 30, 2023 and 2022, respectively, 252.00% and 0.00% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, primarily due to the merger & acquisition expenses and valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
JUNE 30, 2023

Common Stock Subject to Possible Redemption

The Company’s common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., public warrants) and as such, the initial carrying value of public shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The public shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480- 10- S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. Accordingly, at June 30, 2023 and December 31, 2022, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

At June 30, 2023 and December 31, 2022, the common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(1,016,600)
Proceeds allocated to Public Rights	(1,329,317)
Common Stock issuance costs	(8,304,420)
Plus:
Remeasurement of carrying value to redemption value	12,476,505
Common shares subject to possible redemption, December 31, 2022	$116,826,168
Less:
Redemption of common stock	(82,498,497)
Plus:
Remeasurement of carrying value to redemption value	1,879,743
Common shares subject to possible redemption, June 30, 2023	$36,207,414

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,757,500 Class A common stock in the aggregate. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the losses of the Company. As a result, diluted net income (loss) per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss), as adjusted	$36,619	$12,819	$—	$(63,679)	$(222,221)	$(68,132)	$—	$(64,347)
Denominator:
Basic and diluted weighted average shares outstanding	8,948,206	3,132,500	—	2,500,000	10,217,054	3,132,500	—	2,500,000

Basic and diluted net income (loss) per share of common stock	$0.00	$0.00	$—	$(0.03)	$(0.02)	$(0.02)	$—	$(0.03)

EF HUTTON ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor, Kevin M. Bush (Chief Financial Officer), Paul Hodge Jr. (one of the directors) and SHR Ventures, LLC purchased an aggregate of 257,500 private placement units at a price of $10.00 per unit (the “private units”). Each private unit consists of one share of common stock, one redeemable warrant and one right to received 1/8 of one share of common stock upon the consummation of the initial business combination. The Sponsor purchased an aggregate of 212,500 private units for a purchase price of $2,125,000, Mr. Bush purchased 5,000 private units for a purchase price of $50,000, Mr. Hodge purchased 10,000 private units for a purchase price of $100,000 and SHR Ventures, LLC purchased 30,000 private units for a purchase price of $300,000. The private units are identical to the units sold in the Initial Public Offering, subject to certain limited exceptions.

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

The transfer of the founder shares to the Company’s management is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 374,614 shares transferred to the Company’s management on March 8, 2022 and May 23, 2022 and that were not transferred back to the Sponsor as of September 13, 2022 was $137,354. This set of founder shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to this set of founder shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the founder shares. Additionally, another set of 250,000 founder shares were gifted to the Company’s directors on March 8, 2022 and under ASC 718, on March 8, 2022 had a fair value of $62,500, which has been recorded as stock-based compensation. The founder shares granted as gifts are not subject to a performance condition and as such stock-based compensation of $62,500 was recorded on the condensed consolidated statement of operations.

EF HUTTON ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and due at the closing of the Initial Public Offering. The outstanding balance on the note as of December 31, 2022 of $19,700 was fully paid on February 9, 2023. As of June 30, 2023 there was no outstanding balance under the promissory note and borrowings under the note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto, or in connection with additional deposits into the Trust Account in order to extend the time available to us to consummate the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest-bearing basis as may be required. If the Company completes initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Company’s initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $5,475,000 of such loans may be convertible into private units, at a price of $10.00 per unit at the option of the lender, upon consummation of the Company’s initial Business Combination. The private units are identical to the public units sold in this offering. At June 30, 2023 and December 31, 2022, no working capital loans were outstanding.

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

EF HUTTON ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

Merger Agreement

On March 3, 2023, EF Hutton Acquisition Corporation I (the “Registrant” or the “Parent”) entered into a Merger Agreement (the “Agreement”) with Humble Imports Inc., d/b/a E.C.D. Auto Design, a Florida corporation (“ECD”), ECD Auto Design UK, Ltd., an England and Wales corporation (the “ECD UK Subsidiary”), EFHAC Merger Sub, Inc., a Florida corporation (“Merger Sub”) and wholly-owned subsidiary of the Registrant, and Scott Wallace as Securityholder Representative, pursuant to which Merger Sub will merge with and into ECD with ECD as the surviving corporation and becoming a wholly-owned subsidiary of Parent (the “Merger”). In connection with the Merger, the Parent will change its name to “E.C.D. Automotive Design Inc.” or such other name designated by ECD by notice to Parent. The Board of Directors of the Registrant (the “Board”) has unanimously (i) approved and declared advisable the Agreement, the Merger and the other transactions contemplated thereby, and (ii) resolved to recommend approval of the Agreement and related matters by the stockholders of the Registrant.

Merger Consideration

At the closing of the Merger, the Parent will issue 21 million shares of its common stock, par value $0.0001 per share (the “Parent Common Stock”) to the former security holders of ECD, as further described in the Agreement. Parent will also pay the former security holders of ECD a cash payment of $15,000,000 as consideration for the Merger.

PIPE

Parent and ECD shall use commercially reasonable efforts to raise capital in an aggregate amount of approximately $65 million through a private placement of Parent Common Stock.

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

Parent Support Agreement

Concurrent with the execution of the Agreement, EF Hutton Partners, LLC (the “Sponsor”) and the pre-IPO investors in the Parent, entered into a Parent Stockholder Support Agreement with ECD and the Registrant in which the Sponsor and the pre-IPO investors in the Parent agreed to (i) not transfer any shares or redeem any shares of Parent Common Stock held by it unless the buyer, assignee, or transferee thereof executes a joinder agreement to the Parent Stockholder Support Agreement and (ii) to vote in favor of the adoption of the Agreement and the other proposals to be presented at the special meeting of stockholders at which the Agreement and related proposals are considered.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

Common Stock — The Company’s amended and restated certificate of incorporation authorized to issue a total of 100,000,000 shares of common stock with a par value of $0.0001 per share. On March 4, 2021, the Sponsor, purchased an aggregate of 3,450,000 shares of the Company’s common stock for an aggregate purchase price of $25,000. On March 7, 2022, the Sponsor surrendered to the Company 575,000 founder shares for cancellation, leaving the Sponsor with 2,875,000 founder shares. On March 8, 2022, the Sponsor transferred an aggregate total of 708,738 founder shares. Then on April 5, 2022, three of the initial stockholders transferred an aggregate amount of 141,624 founder shares back to the Sponsor. On May 23, 2022, the Sponsor transferred an aggregate amount of 57,500 founder shares to the other three initial stockholders. In connection with the stockholders’ vote at the Special Meeting of Stockholders held by the Company on June 1, 2023, 8,007,353 shares were tendered for redemption. The Company has 3,132,500 shares of common stock issued and outstanding, excluding 3,492,647 and 11,500,000 shares subject to possible redemption, as of June 30, 2023 and December 31, 2022, respectively.

EF HUTTON ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

Warrants — As of June 30, 2023 and December 31, 2022, 11,757,500 warrants were outstanding. Each warrant entitles the holder to purchase one common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a Newly Issued Price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial stockholders or its affiliates, without taking into account any founder shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Prices. The warrants will become exercisable on the later of one year from the closing of the Initial Public Offering or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Rights — As of June 30, 2023 and December 31, 2022, 11,757,500 Rights were outstanding. Each holder of a Right will receive one-eighth (1/8) of a share of common stock upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its Rights in order to receive the one-eighth (1/8) share underlying each Right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights, and the Rights will expire worthless. No fractional shares will be issued upon conversion of any Rights.

EF HUTTON ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$37,022,036	$117,254,670

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Issuance of Promissory Note

On August 21, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $181,487.83 (the “Note”) to the Sponsor, in exchange for the Sponsor advancing $181,487.83 to the Company to fund two one-month extensions of the amount of time the Company has to complete its initial business combination and to fund working capital expenses. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. In addition, at the option of the holder, the Note may be paid by the Company through the issuance of private placement units of the Company at a price of $10.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the Company’s trust account, by the Sponsor, if Company is unable to consummate an initial business combination.

In connection with the Note, the Company received $77,000 on July 11, 2023 and a total of $80,000 in between August 10 and 11, 2023 from Sponsor to finance the required monthly extension payments of the Company. The extension payment into the trust account made on July 12, 2023 was funded partly by Sponsor ($77,000) and the rest by the Company ($3,000). In addition, the Company received a total of $24,487.83 from the Sponsor during August 2023 to be used for working capital purposes. As of August 21, 2023, the principal amount of the Note amounting to $181,487.83 was fully utilized.

Trust Deposit

On July 12, 2023, the Company deposited $80,000 into the Company’s trust account allowing the Company to extend the period of time it has to consummate its initial business combination by one month from July 13, 2023 to August 13, 2023 (the “Monthly Extension”). The Monthly Extension is the second of up to nine potential monthly extensions permitted under the Current Charter.

On August 11, 2023, the Company deposited $80,000 into the Company’s trust account allowing the Company to extend the period of time it has to consummate its initial business combination by one month from August 13, 2023 to September 13, 2023 (the “Monthly Extension”). The Monthly Extension is the third of up to nine potential monthly extensions permitted under the Current Charter. Accordingly, unless extended further, the Company has until September 13, 2023 to complete its initial business combination.

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

On March 3, 2023, we (the “Registrant” or the “Parent”) entered into a Merger Agreement (the “Agreement”) with Humble Imports Inc., d/b/a E.C.D. Auto Design, a Florida corporation (“ECD”), ECD Auto Design UK, Ltd., an England and Wales corporation (the “ECD UK Subsidiary”), EFHAC Merger Sub, Inc., a Florida corporation (“Merger Sub”) and wholly-owned subsidiary of the Registrant, and Scott Wallace as Securityholder Representative, pursuant to which Merger Sub will merge with and into ECD with ECD as the surviving corporation and becoming a wholly-owned subsidiary of Parent (the “Merger”). In connection with the Merger, the Parent will change its name to “E.C.D. Automotive Design Inc.” or such other name designated by ECD by notice to Parent. The Board of Directors of the Registrant (the “Board”) has unanimously (i) approved and declared advisable the Agreement, the Merger and the other transactions contemplated thereby, and (ii) resolved to recommend approval of the Agreement and related matters by the stockholders of the Registrant.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 3, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account established for the benefit of our public stockholders (the “trust account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2023, we had a net income of $49,438, which mainly consisted of $1,148,125 in income from marketable securities held in the trust account, $230,607 in provision for income taxes, and $868,080 in operating costs.

For the six months ended June 30, 2023, we had a net loss of $290,353, which mainly consisted of $2,201,235 in operating costs, $481,374 in provision for income taxes, and $2,392,256 in income from marketable securities held in the trust account.

For the three months ended June 30, 2022, we had net loss of $63,679, which mainly consisted of $1,179 formation and operating costs and $62,500 compensation expense.

For the six months ended June 30, 2022, we had net loss of $64,347, which mainly consisted of $1,847 formation and operating costs and $62,500 compensation expense.

Liquidity and Going Concern

For the six months ended June 30, 2023, cash used in operating activities was $552,943. Net loss of $290,353 was affected by the interest income on marketable securities held in the trust account of $2,392,256. Changes in operating assets and liabilities provided $2,129,666 for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $6,175. Net loss of $64,347 was affected by the stock-based compensation of $62,500. Changes in operating assets and liabilities used $4,328 for operating activities.

As of June 30, 2023, we had marketable securities held in the trust account of $37,022,036 (including $1,666,301 of interest income) consisting primarily of U.S. Treasury securities. Interest income on the balance in the trust account may be used by us to pay taxes. Through June 30, 2023, we have withdrawn an amount of $82,704,890 from interest earned from the trust account in connection with redemption and to pay tax obligations.

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

As of June 30, 2023, we had cash held outside the trust account of $3,163 and working capital deficit of $2,607,549. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern. We have until September 13, 2023 to consummate a Business Combination, or until March 13, 2024 if we extend the period of time to consummate a Business Combination by the full amount of time. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by September 13, 2023 (or March 13, 2024 if we extend the period of time to consummate a Business Combination by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 13, 2023 (or March 13, 2024 if we extend the period of time to consummate a Business Combination by the full amount of time). We intend to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. We are within 12 months of its mandatory liquidation date as of the time of filing of this Form 10-Q.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from losses per share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and fair value instruments including fair value measurement which has not yet been remediated. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 21, 2023, EF Hutton Acquisition Corporation I (the “Company” or the “SPAC”) issued an unsecured promissory note in the aggregate principal amount of $181,487.83 (the “Note”) to EF Hutton Partners, LLC, the Company’s sponsor (“Sponsor”), in exchange for the Sponsor advancing $181,487.83 to the Company to fund two one-month extensions of the amount of time the Company has to complete its initial business combination and to fund working capital expenses. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. In addition, at the option of the holder, the Note may be paid by the Company through the issuance of private placement units of the Company at a price of $10.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the Company’s trust account, by the Sponsor, if Company is unable to consummate an initial business combination.

The foregoing description of the Note is qualified in its entirety by reference to the full text of the Note, a copy of which is filed with this Current Report on Form 8-K as Exhibit 10.7 and is incorporated herein by reference.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Merger Agreement, dated March 3, 2023 by and among EF Hutton Acquisition Corporation I, Humble Imports d/b/a ECD Auto Design, ECD Auto Design UK, Ltd. and EFHAC Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023).
10.1	Company Stockholder Support Agreement, dated as of March 3, 2023, by and among the stockholders listed on Exhibit A hereto, Humble Imports Inc., d/b/a ECD Auto Design, and EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023).
10.2	Parent Stockholder Support Agreement, dated as of March 3, 2023, by and among the stockholders listed on Exhibit A hereto, Humble Imports Inc., d/b/a ECD Auto Design, and EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023).
10.3	Form of Company Lock-Up Agreement, by and among the undersigned and EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023).
10.4	Form of Sponsor Lock-Up Agreement, by and among the undersigned and EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023).
10.5	Form of Restrictive Covenant Agreement, by and among EF Hutton Acquisition Corporation I, Humble Imports d/b/a ECD Auto Design (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023).
10.6	Form of Amended and Restated Registration Rights Agreement, by and among the undersigned and EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023).
10.7*	Promissory Note, dated August 21, 2023, issued by EF Hutton Acquisition Corporation I to EF Hutton Partners, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EF HUTTON ACQUISITION CORPORATION I

Date: August 25, 2023	By:	/s/ Benjamin Piggott
	Name:	Benjamin Piggott
	Title:	Chairman and Chief Executive Officer

Date: August 25, 2023	By:	/s/ Kevin Bush
	Name:	Kevin Bush
	Title:	Chief Financial Officer

