Form 10-K
period 2023-12-31
ECD Automotive Design, Inc.
filed 2024-05-03
CIK 1922858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-41497

ECD AUTOMOTIVE DESIGN, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-2559175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4390 Industrial Lane Kissimmee, Florida	34758
(Address of principal executive offices)	(Zip Code)

(407) 483-4825
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ECDA	The Nasdaq Stock Market LLC
Warrants	ECDAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $43,784,117.

As of May 2, 2024, there were a total of 31,899,632 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ECD Automotive Design, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2023

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” and “the Company” are to ECD Automotive Design, Inc., a Delaware corporation, and its consolidated subsidiaries. In addition, in this annual report:

●	“Business Combination” refers to the transactions contemplated by the Merger Agreement, which closed on December 12, 2023.

●	“Closing Date” refers to December 12, 2023, the date on which the Business Combination is consummated.

●	“Closing” refers to the closing of the transactions contemplated under the Merger Agreement.

●	“Common Stock” refers to our common stock, par value $0.0001.

●	“Charter” refers to the Second Amended and Restated Certificate of Incorporation, which took effect upon the Closing.

●	“Common Shares Warrants” refers to our 1,091,525 Common Shares Warrants held by Defender SPV LLC entitling the holder to purchase shares of our common stock, par value $0.0001 at $11.50 per share of common stock.

●	“Convertible Note” means the offering of senior secured convertible notes of ECD with an aggregate principal funding equal to $15,819,209, in a private placement immediately prior to consummation of the Business Combination pursuant to the definitive agreements, dated October 6, 2023, by and among EFHT and the Lender.

●	“ECD” or the “Company” refers to ECD Automotive Design, Inc., a Delaware corporation, formerly known as EF Hutton Acquisition Corporation I prior to the closing of the Business Combination.

●	“EF Hutton” refers to EF Hutton LLC.

●	“EFHT” refers to EF Hutton Acquisition Corporation I, a Delaware corporation, now known as ECD Automotive Design, Inc. after the closing of the Business Combination.

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

●	“Humble” refers to Humble Imports, Inc d/b/a ECD Auto Design, a Florida corporation.

●	“Initial Shareholders” refers to the shareholders of EFHT immediately prior to the IPO.

●	“IPO” refers to the initial public offering of 11,500,000 units of EFHT consummated on September 13, 2022, including the 1,500,000 units after the full exercise of the over-allotment option on September 8, 2022.

●

“Merger Agreement” refers to that certain Agreement and Plan of Merger, dated March 3, 2023, by and among EF Hutton Acquisition Corporation I, Humble Imports Inc, d/b/a ECD Auto Design, a Florida corporation, ECD Auto Design UK, Ltd., an England and Wales corporation, EFHT Merger Sub, Inc., a Florida corporation, and Scott Wallace, as the Securityholder Representative, amended on October 14, 2023.

●	“Preferred Shares Warrants” refers to our 15,189 Preferred Shares Warrants held by Defender SPV LLC entitling the holder to purchase shares of our preferred stock, par value $0.0001 at $1,000 per share of preferred stock.

●	“Securities Act” refers to the Securities Act of 1933, as amended.

●	“Sponsor” refers to EF Hutton Partners LLC.

●	“underwriters” refers to EF Hutton and Craig-Hallum Capital Group, the underwriters in the IPO.

●	“US Dollars,” “$” and “USD$” refer to the legal currency of the United States.

●	“U.S. GAAP” refers to accounting principles generally accepted in the United States.

●	“Warrants” refers to the issued and outstanding warrants of ECD which entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share.

ii

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Trademarks, Trade Names and Service Marks

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. Other trademarks, service marks and trade names appearing in this report are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this report are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names. This report may include trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Annual Report are the property of their respective owners.

iii

PART I

ITEM 1. BUSINESS.

History of ECD

All our founders grew up in England, around 40 miles from the Solihull plant, a car manufacturing factory at Lode Heath, Solihull, United Kingdom, where Land Rover Defenders first started to be built. From an early age, our founders naturally developed their passion for such English vehicles. In 2012, two of our founders moved to the United States, where they opened their specialized automotive dealership. In addition to commercializing the Land Rover Defenders they were importing, the ECD founders, noticing that their passion was shared by a select class of consumers, started investing long working hours on the customization of those vehicles in accordance with those consumers’ individual tastes. As a development of that initial entrepreneurial endeavor, ECD was founded on March 5, 2013, combining high quality classic vehicles with custom, modern performance.

Initially, ECD outsourced some aspects of its production process, such as painting and upholstery. However, to achieve its ideal level of quality of its final products, ECD restructured its internal processes to create and customize each vehicle from the ground up, taking control of each step of the production, from sourcing the base vehicle to final quality control checks, bringing all the elements of production in-house.

ECD

Overview

ECD is an award winning, custom-car builder in the Restomod sector with a focus on British classic motor vehicles of various models of both two-door and four-door styles. Among those awards are the “Top 5 Restorations” award by The Robb Report in 2022. Our mission is to bring new life to iconic brands by building fully-customized, 1-of-1 designs of these luxury vehicles – setting the customer in the center of the experience. We have sought to become the world’s best Land Rover customization and production facility since our start in 2013, aiming at producing the most customized Land Rovers. Since we were founded, we have been essentially self-funded and profitable for 10 years.

Our headquarters, known as the “Rover Dome,” is a 100,000-square-foot manufacturing facility located in Kissimmee, Florida, where eighty-nine (89) employees are currently located, including 72 talented craftsmen and technicians, who combined hold sixty-nine (69) certifications from the ASE, and four (4) master level ASE certifications, one of the highest levels of certification a mechanic can receive. See “ECD’s Business–Our Strengths–ECD Team.”

We restore classic Land Rover vehicles manufactured from the 1960’s through to the late 1990’s, including the Range Rover Classic, Land Rover Series (IIA and III), Land Rover Defenders, and, since July 2022, Jaguar E-Types. Occasionally we have restored other models from the same car manufacturers. The duration of a typical process, from the point of initial contract signing through to delivery of the vehicle, is approximately 12 to 14 months. Our in-house team of ASE-Certified highly trained technicians can upgrade any engine, including Chevrolet V8’s, Land Rover V8’s, Cummins diesel engines and new electric drivetrains, performing all the necessary body work, drivetrain selection and installation, every stitch in the interior, paint work, up to placement of the last nut and bolt. Each style uses, wherever possible, genuine Land Rover Defender and Range Rover Classic parts, and each vehicle is built using the highest quality parts and labor force. Our team provides clients with all the necessary tools to understand all the available customization possibilities, and our master-certified technicians hand-build a completely restored vehicle in approximately 2,200 man-hours, replacing and customizing substantially all of its components: including the engine, color, seating, stitching, electronics and cosmetic finishes.

Currently, all the stages of the building process are completed in-house. We refer to each rebuilt vehicle as a project, whose name is chosen by the customer. Since the start of our operations, we have built 500 projects, and we currently have 100 contracted projects in our pipeline. We currently operate two production lines, the North Line, where we build Range Rover Classic, Land Rover Series (IIA and III) and Land Rover Defenders, and the South Line, which commenced operation in July 2022 and which we expect to be operating at its full capacity in the second half of 2024, where we build Jaguar E-Types.

We target high net worth individuals, who have large amounts of discretionary income and who tend to be less sensitive to underlying economic cyclicality, providing them with a one-of-a kind luxury automotive design experience for each of our unique custom builds. We generate our revenue primarily from the direct sales of customized vehicle, as well as by providing repair or upgrade services to customers. We also generate revenue from the sale of extended warranties and, occasionally, we also earn commissions on the resale of used vehicles. We had total revenue of $15.1 million, $12.3 million for the years ended December 31, 2023 and 2022, respectively. Additionally, we had a net loss $1.6 million and $1.5 million for the years ended December 31, 2023 and 2022 respectively. In 2022, we delivered a 28.1% gross margin, substantially higher than the mass market automobile industry average of 17.3% (see Bloomberg and S&P CapIQ Pro as of March 3, 2022), and on par with other luxury car manufacturers such as Aston Martin, BMW, Mercedes and Porsche, who had gross margins of 32.6%, 18.4%, 21.8% and 28.0%, respectively. When our anticipated third production line is operating at full capacity (see “Information About ECD–Our Business–Our Strengths”), our target is to have total annual revenues of between $70.0 million and $80.0 million, and a gross margin between 35.0% and 40.0%.

In July 2021, two of our founders, Emily Humble and Thomas Humble, opened ECD UK, a wholly-owned subsidiary of ECD, which acts as our UK logistic center and sources vehicles that meet our standards and specific budget. ECD UK purchases such vehicles and ships them to ECD’s facility in Florida. ECD UK also assists in sourcing rare, obsolete and special parts required in ECD’s build process. We fund, on a monthly basis, the costs of those vehicles and parts, as well as ECD UK’s operating expenses, including rent and payroll. ECD UK currently has four (4) employees and one (1) sub-contractor in the UK. Our affiliation with ECD UK enables us to control our process from the sourcing of the base vehicles to the delivery of the customized product to the customer. On June 7, 2023, we consummated the UK Contribution through a Stock Purchase Agreement, dated June 7, 2023 (the “UK SPA”), by and between Emily Jayne Humble, ECD Auto Design UK, Ltd. and Humble Imports Inc d/b/a ECD Auto Design. Pursuant to the UK SPA, ECD acquired 100% of the ordinary shares issued by ECD UK, and now ECD UK is a wholly owned subsidiary of ECD. A copy of the UK SPA is attached as Exhibit 10.15.

Our Successful Market Approach

We have revolutionized the luxury automotive sector by offering our clients a true passion luxury brand experience. The ECD client experience is unlike any other customer experience in the sector and is one of the core reasons for our annual revenue growth and average selling price growth of 26% and 19%, respectively, since our founding in 2013. This growth is also attributable to the underlying growth in the sector and our decision to add new models and expand our manufacturing capacity. The total time frame from the execution of the sales contract to delivery is from 12 to 14 months, depending on the options and customization level selected by the client. ECD has established that, during the waiting period, the client should have repeated and enjoyable contact with the company. This is not the norm in the automotive industry where, generally, the waiting period is viewed as a negative down period. Accordingly, we developed a “white-glove” immersive experience, with a CRM system that creates a client contact point every two weeks. At each of those contact points, the client is invited to make a design decision about the custom build, ranging from exterior paint color all the way to the size and shape of the needle on the gauge cluster.  ECD is aware that its clients are not limited by their cash resources, but, as is typical in the automotive customization sector, they are “choice-starved”, with limited opportunity to contribute creatively to the design and build of their vehicles. The ECD process removes this problem and gives the client a true one-of-one custom vehicle. The by-product of this journey and high level of customization are the additional upgrades, which cost an average of $83,000, and may be as high as $150,000 over the $230,000 base contract price per vehicle. ECD’s upgrade options also deliver higher margins, which improves the gross profit per vehicle. ECD has successfully taken the problem of the typical waiting period for a luxury vehicle and created a high-end immersive client experience, while driving revenue and margins with a high return on investment on what is typically viewed as customer service overhead. The direct result of this client journey is what we believe is extraordinary client satisfaction and loyalty.  Currently, 20% of our sales are made to repeat clients, including one client on his sixth ECD build.

ECD’s Target Market

The classic car dealers market size in the US, which comprises sales, services and restoration, is valued at $2.8 billion, measured in total revenue, according to the updated industry analysis completed by IBIS World, Products and Services Segmentation, September 12, 2023 (“IBIS World Report”). The chart below illustrates the classic car dealers market size variation in the United States from 2014 to 2023.

Source: IBIS Classic Car Dealers in the US Industry Report , , September 12 2023:
https://www.ibisworld.com/industry-statistics/market-size/classic-car-dealers-united-states/.

As per the same analysis published by IBIS Industry Report, the sales of classic and antique car models are the industry’s main source of revenue, and such sales have improved over the last five (5) years. The industry is fragmented, with no leader or key players.

According to the IBIS Industry Report, sales of both classic and antique cars in the United States have increased steadily over the last decade.,. We operate in the British classic cars segment, which accounted for 15% of the classic vehicles industry in 2023 (see IBIS Industry Report).

Competition and Market Share

The automotive industry is constantly and quickly evolving, particularly with regards to developments in electric vehicle technologies, driver assistance technologies, and other emerging and growing automotive technologies and regulations. Despite being fiercely competitive, with many well-established and emerging competitors, we believe that our team, knowledge, experience, and attention to detail provide us with competitive advantages in the industry. While we strive to continuously utilize and offer cutting edge technology in our vehicle production, these technologies will compete with new technologies that may be used or offered by our competitors in the future.

We compete with a wide variety of luxury automotive companies, including large-scale luxury auto manufacturers (such as Porsche, Lamborghini, Land Rover, and Rolls-Royce), custom luxury automotive manufacturers (such as Apocalypse and Lexani Motorcars), and custom luxury automotive restoration and design companies (such as Mil-Spec Automotive, Arkonik Ltd., and Twisted Automotive). Some of our competitors offer custom restored and redesigned versions of the same or similar model vehicles offered by us, including Arkonik Ltd. and Twisted Automotive. Arkonik Ltd., based in the UK, has been in business for approximately 12 years. Similar to ECD, Arkonik restores and customizes Land Rover Defenders and in 2020 introduced an electric vehicle chassis in their portfolio. Twisted Automotive, also based in the UK, has been in business for more than 22 years. In 2020, Twisted-USA LLC, an affiliate of Twisted Automotive, became a licensed builder in Austin, Texas. Twisted also restores and customizes Land Rover Defenders in the UK and in the US, and has an affiliate, Twisted Marine, which restores and customizes boats. ECD has been called the “Singer” of Defenders and E-Types, driving a comparison between our company and Singer Group, Inc., or Singer Vehicle Design (“Singer”). Based in California, Singer, has been in business since 2009 and specializes in client-directed restoration and customization –f 1989 - 1994 Porsche 911s. Similar to ECD, Singer is known for its quality and bespoke customization. Other competitors offering custom restored and redesigned versions of the same or similar model vehicles offered by ECD (mainly Defender restorations and builds) include Himalaya based in South Carolina, Rover Trophy based in Connecticut, and Monarch Defender based in Iowa. ECD believes it competes favorably on the basis of its quality, incremental upgrades, extensive customization options and customer service. Additionally, we believe we gain competitive advantage by having all our vehicles substantially entirely hand-built and restored by our ASE certified technicians, contrarily to our competitors, which mostly use third-party contractors in a substantial part of their processes. Based on ECD’s research and knowledge of the market, ECD estimates that, in 2023, its production represented over a quarter of the Land Rover Defender restoration and customization market in the US.

ECD also faces competition from both traditional automotive manufacturers such as Jaguar/Land Rover, Mercedes-Benz, Ford, and General Motors, and an increasing number of newer companies focused on the restoration and customization of vehicles. ECD expects this competition to increase, particularly in the electric vehicle market, as the transportation sector continues to shift towards low-emission, zero-emission, or carbon neutral solutions.

Future builds and vehicles are expected to compete with both traditional luxury internal combustion vehicles from established automotive manufacturers and electric and other alternative fuel vehicles from both new manufacturers and established automotive manufacturers, many of which have entered or have announced plans to enter the alternative fuel and electric vehicle market.

ECD believes the primary competitive factors on which it will compete include:

●	product quality, reliability, and safety;

●	product performance;

●	extensive customization options;

●	hand-built restored vehicles by our ASE certified technicians;

●	design, styling, and luxury;

●	service options and customer experience;

●	client-centered, client-focused build and customization;

●	management team experience in classic car restoration and customization;

●	manufacturing efficiency;

●	brand recognition and prestige, particularly in the Defender restoration and customization industry; and

●	product price.

ECD believes that it is favorably positioned to compete on the basis of those factors. However, many of the large-scale automotive brands and manufacturers have substantially greater financial, technical, manufacturing, marketing, and other resources than ECD. Such potential competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their products. Additionally, these major players have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other tangible and intangible resources that exceed ECD’s. Smaller and growing competitors may become more significant, particularly if they associate with larger competitors in the automotive industry. Furthermore, many of ECD’s larger competitors operate with a traditional sales and dealer distribution model for vehicles that may be viewed more favorably by potential customers. These competitors also compete with ECD in recruiting and retaining qualified research and development, sales, marketing and management personnel, one of our most valuable resources, as well as in acquiring technologies complementary to, or necessary for, ECD’s products. Additional mergers and acquisitions in the luxury automotive markets may result in even more resources being concentrated in ECD’s traditional competitors.

ECD’s Business

Our Strengths

Growing Luxury SUV Segment

We specialize in building British Luxury vehicles, a market segment that has grown significantly over the past decade (see the IBIS Classic Car Dealers in the US, September 12, 2023) . Our vehicles, which can be outfitted with several choices of engines, are all highly-powered and have impressive acceleration, top speed and off-road ability, that can compete with and often outperform other manufacturers’ vehicles in the same segment. For consumers that prefer a more energy-efficient vehicle, the performance of our EV drivetrain offers a green and energy-efficient option.

Electric Drivetrain Systems and the Electrification of Classics

We believe the automotive industry is being shaped by changing market demand government regulations for electrification and fuel efficiency and low emissions output vehicles. These industry trends are driving higher growth in products that address these trends than growth in the automotive industry overall.

Most automotive manufacturers are shifting increasingly to EV from traditional internal combustion engines (ICE), and vehicle restorers are expected to keep up with the latest technology. In line with this trend, to introduce a cross platform, drop in, customizable EV system, we are working with Ampere EV, LLC, an Atlanta, Georgia-based company specialized in the design and integration of electric vehicle systems and who was featured in the Specialty Equipment Market Association (“SEMA”) Show of 2023, an important event for the car industry that brings together manufacturers, industry professionals, and consumers. By creating an ecosystem of controllers, batteries, HV junction boxes, and other EV system components, Ampere EV offers a one-stop solution for an electric drivetrain. For such EV vehicle builds, ECD will use the same kit across the entire range of our portfolio vehicles, which allows ease of installation, use, reliability and warranty, while giving confidence in our brand.

On March 7, 2023, we entered into an exclusivity agreement with Ampere EV as our EV kit builder (the “Ampere Agreement”). A copy of the Ampere Agreement is filed as Exhibit 10.17 to this annual report. The Ampere Agreement, effective for 2 years counted from its execution date, and automatically renewable for one (1) year, grants us the exclusive right throughout the United States to purchase, market, and sell Ampere EV’s products, namely the “Ampere 6 Battery Atom Drive System (84kWh)”, and the “Ampere 3 Battery Atom Drive System (42kWh)”, , which shall be used by us solely for Land Rover Series 1, 2 and 3; Land Rover Defender 90, 110 and 130; Land Rover Range Rover Classic; and Jaguar XKE Series 1, 2 and 3 models. We are also entitled to affix our own label to any product purchased pursuant to the Ampere Agreement, provided that we do not alter, remove, obstruct or deface any labeling affixed to the products by Ampere EV.

Electric drivetrains are simple, efficient and require almost no maintenance when compared with their ICE counterparts, allowing a new generation of customers to own classic cars. ECD’s EV vehicles can be as clean and ecofriendly as a new Tesla, with the advantage of not adding to the number of vehicles being put into circulation.

Vendors and Supply Chain

After 10 years of operations, we have developed a large vendor base of industry specialists who are constantly available for our team. We have several specialist vendors with whom we have exclusivity agreements, notably a two-year agreement (which renews automatically for another year) with our current electric drivetrain provider, Ampere EV, meaning we are the only company in the United States that can purchase, market and sell our EV setup in Land Rover Defenders, Range Rovers, Land Rover Series or Jaguar E-Types. We benefit from a network of multiple key vendors, mostly in the United States and in the UK. Domestic vendors are often used to source components for the V8 conversions, electrical, paint and upholstery components, whereas UK vendors are mostly required to obtain Land Rover or Jaguar specific parts, due to their greater availability in that region. Due to our size and ordering power, we can exercise considerable leverage with our suppliers to maintain a robust inventory supply. Below is a list of our 10 largest vendors based on purchase amounts:

●	Turn Key Powertrain, Inc. – Domestic US vendor of Chevrolet V8 drivetrain kits, who provides us with approved-for-road-use Chevrolet V8 engines. We get special dealer pricing with this company.

●	Border Holdings (U.K.) Ltd. – Britpart and Allmakes 4x4 - UK vendor of genuine and aftermarket Land Rover parts, who provides us with the key Land Rover specific parts that are not readily available in the USA. We are a reseller of their parts and have a rebate arrangement with this company

●	Rovers North, Inc. – A domestic supplier of genuine and aftermarket Land Rover parts, with quality proprietary parts and kits, and often used in case of Britpart and Allmakes 4x4 back orders. We get special dealer pricing with this company, as well as substantial discounted ground shipping.

●	Autosales, Incorporated (also known as Atech Motorsports) – Commercial division of a larger brand, Summit Racing, who provides us with many parts for Chevrolet V8 conversions. We get special dealer pricing with this company.

●	Ligentia UK Limited – Shipping partner for vehicles and parts coming out of the UK. Trusted to move vehicles and parts via RORO and container shipping.

●	GWL Logistics, LLC – Import broker used for all non-courier-based shipments. Works in parallel with Ligentia Global for import, customs processes and release of goods from all countries.

●	Ben’s Paint Supply, LLC – Domestic supplier for paint, paint shop consumables and equipment. It sponsors our uniforms and is a key strategic partner for the growth of our paint shop. We mix our own paint, using mainly PPG warrantied products, providing a high-quality guaranteed finishing. We are offered considerable discount rates and support for growth.

●	Wurth USA Inc. – International company that provides us with hardware, and many lines of shop consumables. It is a service-based relationship where Wurth sends their local representative two times per week to service our account. Service levels are very high, as is quality and supply. Discount levels are reviewed twice per year to ensure ECD is getting the best available pricing.

●	Garrett Leather Corporation – Domestic US supplier for most leathers, materials, threads and other upholstery supplies for all our builds, and a second sponsor of our uniforms. Garrett offers a high-quality product, great client support and a large portfolio to allow ultimate customization of all our interiors.

●	Crutchfield New Media, L.C.C. – Domestic supplier for almost all in-car entertainment, they supply us high-quality components, significant discounts, fast and free shipping, and an easy warranty process.

One of our goals for 2023 is to strengthen these long-standing vendor relationships, introduce KPIs (such as delivery on-time and on-budget, high fulfillment rate and customer service) and service level agreements (such as inventory records accuracy, quality assurance on receipt, return material authorizations, continuous improvement, cost reduction, and customer feedback) that both protect and enhance the ECD production process, while maintaining relationships with current vendors and developing new key vendors.

Occasionally, customers bring their own base models for customization. However, in most cases, we import our vehicles from Europe by means of our subsidiary, ECD UK, benefitting from the National Highway Traffic Safety Administration (NHTSA) “25-year” rule, which allows for the import of a vehicle into the United States that is at least 25 years old without having to comply with certain federal motor vehicle safety standards (FMVSS). When we rebuild such vehicles, we install US compliant drivetrains, using mostly Chevrolet crate systems. The US vehicles we purchase to rebuild US vehicles, such as NAS (North American Specification) compliant Defenders and Range Rover Classics, are in compliance with US carbon emissions standards. See “Government Approvals and Regulations–The Clean Air Act” below.

We employ a Bill of Material (BOM) Analysis specialist to analyze all data from a finance and purchasing perspective. This allows us to have a perspective of the data behind the journey of our parts from order to dispatch to the vehicle on the production line, providing us up to date and factual delivery timetables, and allowing us to safely predict the cost of upcoming builds using last price or average price, which enables us to make adaptations or upsells where necessary.

Warranty

We allocate a portion of revenue for each built vehicle to fund the warranty options we provide to our customers. We have historically operated the warranty business within this budget annually. Each of our vehicles is sold with a two-year, 50,000-mile bumper-to-bumper warranty, as standard. This warranty is an industry leader and has helped us establish our market position. Upon such two-year period, we offer each customer an option to extend their warranty for one to three years, on a bumper-to-bumper or drivetrain only model.

Our warranty claim process comprises three stages once an issue is reported:

(a)	Upon our customer’s contact, we activate a local specialist in one of our approved centers for repair, and we settle the invoice directly with the vendor;

(b)	If the issue is not solved in the first stage, a warranty-trained ECD technician travels to the customer’s location for driveway repair; and

(c)	If the issue still persists, the customer may return us the vehicle to our headquarters in Florida for repair.

Our customers do not have a contractual right of return. We offer a limited warranty only for the work performed on the vehicle under the contract. If disputed by the customer, we strive to resolve issues, but the transaction price is not subject to discount.

Transparency and Client-Centered Process

We believe we are one of the most visible brands in the business, and the most transparent builder of any classic vehicle. We maintain a live YouTube channel to enhance our aimed transparency with respect to our current and potential customers. We build true one-of-a-kind vehicles for our customers, in comparison to the customizing possibilities offered by traditional car manufacturers, usually limited to the vehicles’ colors, leather and stitch patterns.

Additionally, our customers are completely involved during the whole building process. Every two weeks during the production stage they receive communications from our client services team with video and photo images updates, as well as substantially descriptive written content. Our customers are also free to contact us at any time via phone, email, text or by means of their individual client portal, working alongside our in-house design team to build the vehicle in accordance with their exact specifications.

The ECD team follows an online build sheet process during production of each vehicle. This process has been refined over the years to produce a high-quality build that is repeatable and predictable, allowing us to de-skill certain areas due to a well-documented, easy to follow process. See “Information About ECD–Description of Products and Services–ECD Build Production Process.”

U.S.-Based Sales

Our largest competitors, Arkonik and Twisted, are based in the UK. We believe our closer proximity to our clients gives us an advantage in the United States market in terms of our ability to earn client’s trust through in person contact, the comparative ease in making payment and shipping arrangements and the ease of contacting our team and visiting our factory.

Our products are sold directly to customers by means of direct online sales through our advanced digital platform, or in person in our headquarters. We believe that centralizing our sales network provides an opportunity to control the customer experience and ensure that customer interactions are on-brand and pressure-free. Our sales team has a CRM management system in place since around 2016, called Zoho, which has enabled us to capture and manage leads from the pipeline to the ultimate sale of the vehicle. Most importantly, this software has allowed the logging of all objections from clients that did not close, giving us the ability to pull leads from several years and apply targeted outreach to them through a soft sales channel.

As part of our team dedicated to our customers’ experience, we currently have a Chief Experience Officer, a Head of Sales and Design, and a Client Services Manager. As we grow, we intend to hire an additional sales manager for sales of new and used vehicles, and another sales manager dedicated to the design/upgrade process.

ECD Team

Our technical expertise is central to our success. We have built a strong and qualified team over the past 10 years, with sixty-nine (69) ASE certifications and four (4) master level ASE certifications. The ASE is a non-profit organization that provides certification for automotive professionals in the United States, and it offers a variety of certifications that cover several areas of automotive repair and service, including engine repair, brakes, electrical systems, and more. ASE certifications demonstrate that an automotive technician has achieved a certain level of knowledge and skill in their field, requiring the individual to pass a series of exams and meeting specific work experience requirements. This means that our technicians have demonstrated their proficiency and competence in their area of expertise. By emphasizing ASE certifications and promoting our mechanics’ expertise, we demonstrate our commitment to providing high-quality service and attracting customers who prioritize quality workmanship.

We encourage all members of our team to take the ASE tests, with no limit on the number of tests they may take, and we offer paid leave for employees to take the tests, as well as a one-off bonus and salary increase for passing them. We have a 98% retention rate in terms of our mechanics. Our mechanics are the center of our operations and are responsible to maintain our quality standards. We have implemented a demanding selection process to join our teams, with rigorous interviews, hands-on testing, psychometric profiling and structured review periods.

Currently, our team is constituted as follows:

Direct Department Reports		Number of Direct Reports

●	Chief Executive Officer	One employee, comprising on-site visual content.

●	Chief Financial Officer	Five employees, comprising one Head of Purchasing; one Material and Logistics Planner; two warehouse leads and one BOM/data analyst.

●	Chief Experience Officer	Six employees, comprising one Head of Design; one Client Services Manager; one Head of Warranty; one Office Manager and one facility cleaner; and one Lead in Graphic Design and Animation.

●	Chief Technology Officer	One direct report, head of vehicle engineering

●	Chief Product Officer	47 employees, including one Director of Planning and Production; one Warranty Technician; one Head of Quality Control and five technicians; eight technicians in the paint department; one Jaguar/South Line Lead and one technician; one Head of Production and nine line technicians, seven upholstery technicians and four electric technicians; one Head of Production and seven line technicians.

Manufacturing Model

We believe we benefit from a manufacturing model that is more efficient than that adopted by most of our competitors. Using a push manufacturing model, we are, to our knowledge, the builders with one of the lowest process times (or the rate at which a product is completed to meet customers’ demand), ranging from four to five days. Most builders adopt a model in which a vehicle stays in one spot and a small group of technicians gather around to build it. This requires specialist-focus on every vehicle. By comparison, we conduct several parallel processes in our production line and have our different teams of mechanics accessing the vehicles in several stages of production, which allows us to allocate highly skilled members of our team specifically where we need them. See item “ECD Build Production Process” below.

Nationwide Service Dealer Network

The number of our vehicles on the roads have enabled us to establish a nationwide network of tested and reliable service and repair centers for any warranty or required service for our vehicles. This gives our clients confidence in our customer support service and helps us keep our warranty costs within budget.

Management

Most of our executive-level roles are currently occupied by the owners of the business, who work in the business full-time along-side the CEO. This allows timely reaction to any business issues, a quick management review process and positive action taken swiftly to resolve them.

We expect to increase the size of our management team in line with our growth and with our operation as a public company.

Our Growth Plans

The Rover Dome facility is configured to run three production lines. We currently operate two production lines. On our North Line, we built 60 vehicles in 2023 and we expect to build 64 vehicles in 2024, among Land Rover Defenders, Land Rover Series and Range Rover Classics. On our second production line, the South Line, which opened in July 2022 we focus on building Jaguar E-Types, and the South Line is expected to be operating at its full capacity in the second quarter of 2024. On the South Line we expect to build 34 vehicles in 2024. We currently use our third East Line for quality control and warranty services. We plan to relocate our quality and warranty services in the first quarter of 2024 to a new facility that will function as a warranty, used vehicles sales, and service center and convert the East Line to a third production line that will focus on iconic American vehicles. As part of the East Line conversion, we expect to hire 10 technicians in 2024 at an estimated annual cost of approximately $620,000, which will enable us to launch the addition of the iconic America vehicle products. We expect our margins to further improve as we increase scale, resulting in lower component costs and improved absorption of our fixed manufacturing overhead.

We expect to incur one-time expenses of approximately $300,000 to move the service center, comprising moving costs of $250,000 and engineering costs of $50,000. We anticipate annual costs of approximately $360,000 to operate the service center.

To help achieve these goals, we also intend to (i) scale marketing by building our relationship with the press and social influencers; and (ii) expand our presence in international markets, such as Europe, Canada and United Arab Emirates, by pay-per-click marketing campaigns, global newswire press releases to all target countries, press relationships in those target countries, as well as social influencers and international outreach events in target shows. As we increase our production, including with the addition of the new East Line, we plan to recruit a total of 14 extra technicians, operate a double shift in our painting facility and relocate the quality control and service teams. In terms of inorganic growth, we intend to seek strategic company acquisitions. See item “Electric Drivetrain Systems and the Electrification of Classics” above.

In addition to increasing sales revenue by selling and building more vehicles, we intend to increase our gross profit from $4.2 million in 2023 to $10.9 million in 2024, by reducing the cost of materials and cost of shipping. Currently, due to our cash flow, we work on a just-in-time manufacturing model. With available capital, we would maintain a larger inventory supply that would allow us to better negotiate our terms and conditions with vendors, including advance committed purchase orders, as well as to consolidate shipping, avoid the payment of premiums for back orders and associated shipping costs. We expect these changes will reduce our cost of goods by approximately 8% per year.

We plan to increase the variety of the car makes and models that we customize, and to shorten the delivery time frames for all customizations. In July 2022, we added to our portfolio the production of Jaguar E-Type, and we intend to add an iconic American brand to our portfolio by 2024. We are also implementing initiatives to introduce new revenue streams, such as the buy-back of used cars; developing new sales locations by developing drivers’ clubs; increasing our warranty revenue; and implementing a leased vehicles income model.

Our current fixed costs are based on the production of 98 vehicles per year. As we increase production, our fixed costs will not increase proportionally. For instance, we would need to add about 20% to the fixed costs to double our production. This is a major benefit, allowing us to use such capital to scale production more efficiently.

Marketing

Our target customers are high net worth individuals. We have an internal database that classifies our potential clients by net worth, property and luxury vehicles owned, to whom we send direct marketing e-mails. Additionally, we attend outreach events that are curated for our high net worth public, such as exotic car festivals for owners and luxury car storage facilities. Our marketing efforts to reach a wider audience through mainstream media have yielded positive results, as prestigious luxury brands such as Robb Report, Forbes, and Vanity Fair have consistently featured us.

ECD has built a strong brand presence through various online outlets, including newsletters, press releases with photos and videos of each finished vehicle, a YouTube channel with daily live streams, among others. We expect that our future marketing expansion initiatives will include expanding our management team; hiring and training new personnel; expanding design, manufacturing, sales and service facilities; implementing and enhancing administrative infrastructure, systems and processes, including in connection with our transition to a public company; and establishing sales, service, supply and manufacturing operations in new markets. We have recruited industry specialist script writers for content writing, and we are also adding Google Compliance 4 Cornerstone Strategy as a marketing tool, which gives us marketing advantages when potential customers use the search tool using certain key words that may relate to our business. Additionally, we intend to create cadence of truck spotlights through press releases to highlight the variety of ECD’s builds.

ECD’s Products

ECD Models

Our goal with each vehicle is to retain the character of the vehicles and modernize them in terms of drivetrain and how our customers live with the vehicles. Our builds include traditional models, such as Land Rover Defender D110 with GM LT4 engines and Range Rover Classic with GM LS3 engines, among others; as well as electric builds, such as Land Rover Defender D90 and Range Rover Classic with electric drivetrains. Below is a description of all our current models.

Custom Defender ECD D90

The restored custom Defender 90 is a luxurious two-door SUV known for its nimble chassis that dominates in agility, performance, and off-road capabilities. The iconic D90 is available in both a soft-top and hard-top model capable of seating up to 6 people

Body: Hard Top or Soft Top

Drivetrain: V8 / EV

Starting Price: $169,995

Custom Defender ECD D110

A custom Defender 110 is not an average four-door. It’s built ready to meet the demands of daily driving as well as rigorous off-road adventures. The Custom Defender 110 is designed with the original pedigree and modernized with sleek styling and innovations. A custom Defender 110 from ECD is a daring version of a classic icon.

Body: Hard Top or Soft Top

Drivetrain: V8 / EV

Starting Price: $169,995

Custom Defender ECD D130

The custom Defender ECD D130 is longer than the Defender 110 and has seating for up to 5 with a large pick-up bed.

Body: Hard Top or Soft Top

Drivetrain: V8 / EV

Starting Price: $259,995

Custom ECD RRC

We have added the custom Range Rover Classic (RRC), both SWB and LWB, to our model lineup, each hand-built to your specifications at our headquarters. A custom RRC is available in three distinct trims: Retro, Custom, and Signature. Each comes with a variety of premium interior and exterior features that take each build to a level of unprecedented luxury. Using the same approach to construct the new RRC’s as we do with our custom Defenders, the build process begins with our Luxury Design Experience, a fully immersive experience where each client designs every feature of their vehicle, inside and out.

Body: Hard Top

Drivetrain: V8 / EV

Starting Price: $249,995

Custom ECD Series IIA and III

The ECD Series IIA and III are the perfect rendition of the nostalgia of a vintage icon combined with modern luxury and performance suitable for daily use.

Body: Hard Top or Soft Top

Drivetrain: V8 / EV

Starting Price: $249,995

Jaguar E-Type – Roadster and Coupe

The Jaguar E-Type was introduced in our portfolio in July 2022. The ECD Jaguar E-Type is an iconic classic car from the 1960s, with a timeless design and modern capabilities that have been brought back to life by expert restoration.

Body: Hard Top or Soft Top

Drivetrain: I6 / V8 / V12 / EV

Starting Price: $299,995

Custom Defender Beach Runner

A custom Defender Beach Runner is built on a Defender 110 chassis. It’s built ready to meet the demands of day at the beach, and transportation for the family. It features a customized 21-in-1 accessories carrier with many extras like a cooler, bike rake, grill, serving table, and more to make your beach day complete.

Body: Soft Top

Drivetrain: V8

Starting Price: $249,995

We expect an initial 5% increase prices in 2024 and 2025, both for vehicles and related upgrades.

ECD 2023 EV

Our system presents clear advantages in the marketplace over our competitors, including advanced GUI (Graphic User Interface), as well as smaller and lighter battery packs, being all new components with factory warranty. Additionally, our system includes the DC Fast Charging ready and operational.

Our EV setup has unique features when compared to other available products in the “Restomod” world:

(i)	It uses intelligent graphic user interface combined into the entertainment system screen, with an enhanced OEM feel.

(ii)	The DC Fast Charging, also known as Level 3 charging, is a type of EV charging that allows for rapid charging of the vehicle’s battery. Unlike Level 1 and Level 2, which use alternating current (AC) to charge the battery, DC Fast Charging uses direct current (DC) to provide a high-power charging solution; and

(iii)	It also features efficient packaging and cooling of batteries, uses and maintains charge more effectively, as well as a Cascadia motor connected to an enhanced Land Rover four-wheel drive system.

ECD Custom Dashboard and AC system

We have developed the ECD proprietary dashboard system, which presents more functionality and a cleaner design. We also removed a step from the building process, which used to be outsourced where old AC lines were brazed, and the system then charged. Our new system allows us to build our dashboard entirely in house and control quality.

ECD Proprietary Wiring Harness

We have developed and implemented a higher quality wiring and connections systems to our vehicles, resulting in a more reliable and modern vehicle wiring system. This system allows ECD to have a standardized wiring installing and troubleshooting process across all models.

ECD Custom Hardwood Kits

Initially an outsourced activity, which resulted in issues related to quality, value for money and timing issues. We can now create wood install kits for almost any specification, in the customers chosen materials and colors. We are also developing additional storage boxes which are also built to match the hardwood used in the project.

Clients’ Journey

On average, a typical project with a client takes approximately 12 to 14 months following contract signing. The standard process is comprised of 21 milestones and 65 tasks, covering the design and specifications of every single aspect of the custom build, and it’s overseen by a Land Rover technician.

When our customers start their journey with ECD, they will work with our designer to understand the purpose to which the vehicle will be used, and receive guidance in view of the numerous possible combinations the vehicle’s body style, drivetrain, wheels, tires, accessories, paint color, and interior style, colors and textures. During the whole project, we have the customer in the center of the process, with a team of six people dedicated to each customer, who has a decision to make with respect to their vehicle every two weeks. This process can be done with an in-home consultation or by visiting our Florida headquarters design studio. Once the customers made their selections, we send them mock-ups for further review, fine-tuning our designs.

The following summarizes stages of the clients’ journey when acquiring our vehicles:

(i)	Request Form

Clients complete a simple build request form online. Once completed, the ECD teams are immediately notified and begin the process of bringing the new clients to their own journey.

(ii)	Enrollment

We offer our clients a portal where the company provides bi-weekly updates throughout the build process. The portals are managed by ECD’s concierge department. At the enrollment stage, clients are also provided with a welcome package that contains a small selection of paint and fabric samples, as well as booklets that outline additional accessories and options.

(iii)	Introductions

Clients meet with our Head of Automotive Design to review any questions they may have regarding the design process. At this point, clients schedule times to visit our design studio in Kissimmee, FL. Once on-site, clients see an array of samples to outline how they want their vehicle configured.

(iv)	Custom Build Draft Designs

Clients receive digital 3D renderings that illustrate the interior and exterior parts of the vehicle, and in real time we implement any changes to the design intended by the customer by means of the online system named Sketchfab, to which both the customer and the ECD design team has access. At this point, clients can make any edits if something does not look like it was envisioned.

(v)	Approval

Clients are presented with final renderings of the vehicle, which include all of the items discussed with the Head of Automotive Design on steps (iii) and (iv) above. Clients get a chance to review the complete build inside and out and approve the design before it is sent off to the production team. On March 8, 2022, positioning ourselves on the cutting edge of virtual trends within the automotive industry, we started crafting a photorealistic design video of each customer’s unique custom build, allowing them to visualize their dream car months ahead of completion. Therefore, once the design is finally decided, we now turn that initial 3D renderings into a 3D animated movie. Such design video is created with 3D creation tool Unreal Engine by Epic Games, presenting lifelike animation with dynamic physics and lighting effects, showing the vehicle in different scenarios and environments.

Our design center locations have a plethora of design features that allow each truck to have a differentiating item in comparison with the rest. Options range from interior and exterior colors, leather, accessories, wheels and tires, body kit, off-road kit, upgraded brakes, suspension and more powerful engines, among others.

(vi)	Research of Base Vehicle and Fabrication

From the start of the clients’ journey in ECD, our team begins to conduct a search to find the right vehicle to match each client’s specifications. Each custom build begins with one of the following Land Rover Defender, Range Rover Classic models, Land Rover Series or Jaguar E-Types ground up restoration. We then fully disassemble the base vehicle, all the way down to the chassis, and all components are inspected, when a decision is made to refurbish or replace such components. In sequence, we start the ECD building process, building up the chassis to the vehicle and moving the vehicle through the entire production process, documenting it with photos and videos that are uploaded into the client’s portal. Once completed, the vehicle is taken to the Head of Quality Control for a 662-point inspection.

(vii)	Delivery

When vehicles are ready for delivery, we load the truck with a roadside emergency kit, along with an assortment of ECD merchandise and, as part of our customers’ experience, an ornament made with one of the original parts of the vehicle prior to its customization.

ECD Build Production Process

ECD. builds each vehicle only following the completion of a sale and does not build to sell or create an inventory of vehicles. As such, the Company is unable to dictate its manufacturing output as its customers’ demand for specific models is fluid. To effectively meet this requirement for flexibility, ECD believes that it benefits significantly from the production efficiencies that derive from being a small volume manufacturer. These efficiencies are achieved primarily by implementing “dynamic labor” and “dynamic manufacturing” practices throughout the production process. To create dynamic labor, ECD trains and requires each its technical employees to be expert at performing a limited number of discrete tasks across both of its production lines. Dynamic manufacturing refers to ECD’s ability to use its equipment on each of its production lines to produce any of its vehicles. The cumulative result of these practices is that ECD has the flexibility to use its employees and production lines interchangeably to build any of the vehicles in its product line.

The Company expects to continue these practices as it scales its production with additional lines in the future. This interchangeability that is integral to the Company’s operations, combined with the effective use of work-off and service bays, maximizes the Company’s ability to quickly and efficiently respond to changing production requirements and to extract the maximum possible output from its production facilities.

Our standard production process, which involves 2,200 man-hours and 662 checkpoints, is currently comprised of two lines of production, the North Line and the South Line, including the following stages, each of which is extensively documented and reported to the customers:

Tear Down / Media Blast / Frame Repair / Frame Coating

The acquired/donor vehicle is completely disassembled, the vehicle’s frame is sent to be stripped down, repaired and realigned, then hot-dip galvanized. After this 16-day process it is sent to the assembly line.

Painting

In our painting section we prepare the bulkhead, tub, doors and, subsequently, the front end and exterior trims. The vehicle’s body is carefully prepared before being hand-painted with premium paint. Our in-house paint facility can precisely match any color the customer desires. We mix all the paint on-site, and we use PPG products, such as PPG Deltron, the same used in Ferrari products, the highest-end finish in terms of painting of the vehicle. The color of the vehicle is also extremely customizable, allowing the customers to bring us color samples that we can then match to the vehicle and hand-polished to a glass-like finish. In view of the importance of this section to the finishing of each project, and to maintain our quality standards, each panel may only be introduced to the line of production once approved by our lead painter, whose decision precedes the production manager’s decision regarding such aspect. We also maintain a work-off bay for repaint work, service work or touch-ups, then avoiding disrupting our main production lines.

Parallel Processes

Alongside the main production stages happening in the assembly line, we conduct parallel processes that feed the main line, which we call the “Create it, Build it and Live it” process. This section includes the electrical work (“create it”), the sub cosmetics work (“build it”) and upholstery (“live it”).

Our electricians prepare the main harness and sub harness. We remove anything from our base vehicle that will not be used and add the new elements as chosen by our customer, such as Wi-Fi system and rear A/C. Each vehicle we build uses over 2,000 feet of wiring. Every harness is wired by hand and custom made for each vehicle.

Our sub cosmetics team builds doors and wings.

Our upholstery team prepares the seats, dashboard and trims.

Roller

Vehicle frame is taken to the rolling frame for the installation of the suspension and brake systems chosen by the customer. The body of the vehicle is progressively built up as the vehicle moves along the rolling frame, allowing multiple mechanics to access the vehicle at any one time.

Drivetrain

Engine and fuel systems are then installed.

Body Alignment

Our electricians start installing the harness prepared in our “create it” section. Basic body panels are installed, including the door internals and trims, carpeting and dashboard.

Afterwards, seats, doors, trims, headliner and exterior trim are installed. From a premium Puma leather dashboard to the quilted hand-stitching of the rear seat, our craftsmen will wrap your vehicle’s interior in the leather design and color of choice.

Initial Inspection

As our builds work through the phases of production, each technician, via a tablet, completes their part of the quality control process in real time. At the end of the Final Assembly stage, the whole team has a four-day period to inspect the vehicle and assess any eventual quality issue. In sequence, our Quality Control (QC) manager completes the same inspection checklist, and any issues are addressed by our Master Certified QC lead technician prior to shipping.

Fine Tune

At this stage, any drivability issues are addressed, such as any tuning issue, vibration, fit and finish, body alignment, electrical function failure in a fuse, among others.

Quality

Test miles, paint touch ups, air conditioning, pre-shipping and final inspection. Through each step of the process, the vehicle goes through a robust quality control inspection comprising 640 points, which our quality control manager takes approximately six hours to complete. Our vehicles are then taken out for a 1,000-mile test drive before delivery.

Intellectual Property

ECD’s methods and processes in building its vehicles are highly proprietary and specific to its business. However, regulatory protection (such as, for example, patent or trademark registration with the United States Patent and Trademark Office and copyright registration with the United States Copyright Office) for such processes is largely unavailable, and therefore, ECD relies on its contractual rights and state and local trade secret laws to enforce the proprietary nature of its know-how, methods and processes. ECD does so by requiring all employees and all other individuals that may come in contact with ECD’s know-how, methods and process to sign nondisclosure agreements and work-for-hire agreements, as applicable. ECD has also developed a strong brand presence in the industry. ECD’s success in protecting this brand depends upon ECD’s ability to secure national trademark registrations. ECD has two federal trademark applications pending with the U.S. Patent and Trademark Office, and ECD uses logos featuring these marks in ECD’s business. Additionally, ECD owns various website domain names and maintains various social media accounts. ECD closely polices all of its intellectual property.

Source and Availability of Materials

ECD relies on successfully purchasing used automobiles that it then restores and customizes. ECD UK locates and purchases these vehicles in the United Kingdom, and imports them to ECD’s headquarters located in Kissimmee, Florida, United States. Occasionally, customers source their own base vehicle model. All vehicles that ECD works on were originally built and sold by an unaffiliated third-party manufacturer, and ECD does not control the price, availability, or original quality of those vehicles. Further, all vehicles that ECD purchases have been previously used by unaffiliated third-party consumers. Despite ECD having a process to assess the quality of the base vehicles it purchases, including accident background checks, our safety protocol and quality inspection processes may be insufficient to identify all defects of the vehicles and compromise the quality standards of our products. As a result, the price, availability, and quality of such automobiles can fluctuate significantly.

ECD is also dependent on ECD’s components suppliers, many of whom are international and single source suppliers for the components they supply. Typical components that ECD purchases include, without limitation, base vehicles, batteries, engines, vehicle parts, and paint. ECD uses most or all of these components in every project that it completes, depending on its customer’s specifications. ECD has major suppliers located in the United States and in the United Kingdom. ECD has limited to no control over the pricing or availability of the components that it purchases from its suppliers. Also, lead times can vary for materials and components needed by ECD’s supply chain contractors, and changes in global economic conditions, financial markets, and trade relations all directly affect ECD’s supply chain and the availability of materials needed to complete ECD’s services.

Government Approvals and Regulations

ECD operates in the automotive industry, which is subject to extensive and complex regulation. The automotive industry is generally subject to environmental laws and regulations, including without limitation regulations regarding emissions and the use of hazardous materials. ECD has also recently entered into the electric vehicle market. Laws and regulations relating to electric vehicle technologies, driver assistance technologies, lithium-ion batteries, and other emerging and growing automotive technologies are rapidly evolving in various jurisdictions.

ECD works with a third-party Occupational Safety and Health Administration (OSHA) company, Safety Consultants USA, to conduct regular inspections and assist ECD with maintaining compliance. This partnership underscores ECD’s commitment to providing a safe and healthy workplace for its employees while ensuring compliance with applicable safety regulations.

Importing Vehicles

ECD must comply with U.S. Customs and Border Protection import policies during the process of importing vehicles from the UK. ECD plans to continue operating in compliance with such policies when importing vehicles. ECD is required to complete U.S. Environmental Protection Agency (“EPA”) Form 3520-1 and DOT Form HS-7 during this process. Vehicles imported by ECD must comply with or be exempt from various environmental and safety regulations, as described more fully below. ECD is also subject to regulation by the U.S. Department of Agriculture, which requires the undercarriages of vehicles imported by ECD to be free of foreign soil.

Environmental Regulations Generally

The automotive industry is subject to extensive environmental regulations, including without limitation laws and regulations regarding emissions, environmental protection, lithium-ion batteries, energy sources, and the storage, handling, treatment, transportation, and disposal of hazardous materials. Compliance with all applicable environmental regulations will continue to be an important aspect of the operations of ECD.

The Clean Air Act

Under the Clean Air Act (42 U.S.C. §7401 et seq.), motor vehicles may be imported by any person and do not have to be shown to be in compliance with emission requirements before they are entitled to admissibility if the motor vehicles are more than 25 years old. Age is determined by subtracting the year of production (as opposed to model year) from the year of importation. Most vehicles imported to the United States by ECD were originally produced more than 25 years before the time of import and, accordingly, are not subject to the Clean Air Act. Vehicles that are imported by ECD that are exempt from the Clean Air Act become subject to the Clean Air Act upon ECD’s replacement of such vehicles’ engine with a new engine; thus, all vehicles sold by ECD are subject to the Clean Air Act and must meet certain emissions requirements thereunder. Additionally, ECD provides a pollution statement, a HSMV 84058, with each vehicle that it sells.

NHTSA Regulations

The NHTSA has issued various regulations regarding motor vehicles, including without limitation the DOT Federal Motor Vehicle Safety Standards (“FMVSS”). A motor vehicle that is at least 25 years old can be lawfully imported into the United States without regard to whether it complies with all applicable FMVSS. Such vehicles would be entered under Box 1 on the HS-7 Declaration form to be given to U.S. Customs and Border Protection (CBP) at the time of importation. The 25-year period runs from the date of the vehicle’s manufacture to the time of importation. If the date of manufacture is not identified on a label permanently affixed to the vehicle by its original manufacturer, to establish the age of the vehicle, the documentation available such as an invoice showing the date the vehicle was first sold or a registration document showing that the vehicle was registered at least 25 years ago should be provided. Absent such information, a statement from a recognized vehicle historical society identifying the age of the vehicle could be used. Vehicles imported to the United States by ECD were originally manufactured at least 25 years before the time of import and, accordingly, are not required to comply with all FMVSS at the time of such importation.

Motor Vehicle Manufacturer and Dealer Regulations

Various state laws in the U.S. regulate the manufacture and sale of automobiles. Some states require automobile manufacturers and dealers to obtain licenses to sell vehicles to individuals in such states. ECD currently holds a license as an independent dealer of motor vehicles in the State of Florida. If ECD expands to have locations in states outside of Florida, then ECD will need to comply with the laws and regulations of such states governing manufacturers and dealers.

Lithium-Ion Battery Regulations

ECD uses lithium-ion batteries in its electric drivetrain vehicles. U.S. federal law regulates the use, storage, and disposal of these batteries. All lithium-ion batteries used by ECD must comply with the U.S. Department of Transportation’s Hazardous Materials Regulations (HMR; 49 C.F.R., Parts 171-180) and other regulations issued by the Pipeline and Hazardous Materials Safety Administration regarding lithium-ion batteries in electric vehicles. The batteries used by ECD are intended to comply with all applicable regulations.

Foreign Laws and Regulations

ECD UK and ECD may become subject to foreign laws and regulations including without limitation laws and regulations governing exporting motor vehicles, environmental matters, and motor vehicle safety.

Registrations and Licenses

ECD has the following registrations and licenses to operate its business:

1.	Florida Secretary of State corporation registration #P13000020892.

2.	Florida Secretary of State fictitious name registrations:

3.	ECD Auto Design (Registration #G18000076141 expires 12/31/2023)

4.	ECD Drivers Club (Registration #G21000065169 expires 12/31/2026)

5.	Florida Department of Revenue Resale Certificate for Sales Tax, Certificate No. 59-8016372720-8.

6.	Florida Department of Agriculture and Consumer Services, Motor Vehicle Repair Shop Registration No. MV95827.

7.	Florida Department of Highway and Motor Vehicles License as Independent Dealer in Motor Vehicle, License #VI / 1065276/1.

8.	Osceola County, Florida Business Tax Account #149194.

9.	Osceola County, Florida Building Permit #P22000729 for electrical sign.

10.	Osceola County, Florida Certificate of Occupancy Permit #P21-002864 issued 10/7/2021.

11.	Osceola County, Florida Certificate of Completion, Permit #P21-061019 issued 1/4/2023.

ECD UK has the following registrations and licenses to operate its business:

1.	UK Register of Companies for England and Wales, Company Number 13515056 issued to the ECD UK.

2.	UK HM Revenue & Customs Certificate of Registration for Value Added Tax, Registration No. 388-9698-93 issued to the ECD UK.

3.	UK HM Revenue & Customers Economic Operators Registration and Identification (EORI) No. GB388969893000 issued to the ECD UK.

Employees and Human Capital Resources

As of the date of this annual report, ECD has eighty-nine (89) full-time employees. ECD employees are mostly located in the State of Florida and at our UK facility in Burton-On-Trent UK ECD believes that continued success requires ECD to attract and retain highly-skilled employees. ECD strives to attain this goal by offering its employees competitive salaries and benefits. Each ECD Securityholder also performs services for ECD on a full-time basis.

ECD UK, our wholly-owned subsidiary, currently has four (4) full-time employees and one (1) sub-contractor in the UK.

Contractors

ECD substantially completes all builds in house, but does outsource some tasks, including transportation services through a related party, Transport Co. For additional information related to the outsourcing of our transportation services, see item “Certain Relationships and Related Transactions–Related Party Policy–Certain Transactions of ECD.” We also outsource professionals for accounting, legal services, marketing (SEO, digital marketing and social media marketing) and immigration matters.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to us or that we consider immaterial as of the date of this annual report. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. The following discussion should be read in conjunction with ECD’s financial statements and notes thereto included herein. You should carefully consider the following risk factors in addition to the other information included in this annual report, including matters addressed in the section titled “Special Note Regarding Forward-Looking Statements.”

Risks Related to ECD

ECD has a limited operating history with a history of losses, and expects to incur significant expenses for the near term.

ECD has a limited operating history. ECD’s business is difficult to evaluate due to its relatively brief operating history, and its prospects will be dependent on its ability to meet a number of challenges. Because ECD has a limited operating history, you may not be able to evaluate its prospects accurately. ECD’s ability to create, design, develop, manufacture, and deliver automobiles of high quality on schedule and on a large scale is unproven, which may make it more difficult for ECD to forecast and plan for its capital requirements.

If we fail to manage our growth effectively, our business could be harmed.

ECD’s operations are subject to all the risks inherent with growing business enterprises. The Business Combination will significantly increase ECD’s visibility in the luxury automotive market, which may result in an increased demand for ECD’s products. To manage ECD’s growth effectively, ECD must continue to be able to launch new products and increase its production capacity to meet changing consumer preferences and ECD’s customers’ demand in a timely and cost-effective manner. These efforts may require substantial financial expenditures, commitments of resources, developments of our processes, and other investments and innovations. As we grow, we may not be able to execute those efforts as quickly as other more efficient organizations may. If ECD does not successfully manage our growth, we may not be able to timely fulfil orders, which could have a material adverse effect on ECD’s business, prospects, results of operations and financial condition.

ECD’s business strategy may not be successfully implemented, which could negatively impact its financial results and stock price.

The success of ECD’s strategy depends on several factors, including its ability to introduce new products and services that meet customer needs and preferences, expand into new markets and geographies, attract and retain qualified personnel, manage ECD’s expenses and costs, implement new vehicle production lines and increase the capacity of existing ones, and respond to changes in market conditions, industry trends, and customer demand. However, there can be no assurance that ECD will be able to effectively execute its strategy, which could adversely affect its business, financial condition, and results of operations. Any delays, cost overruns, or other issues associated with implementing the strategy could negatively impact ECD’s financial results and its ability to attract and retain investors.

Moreover, ECD may face competition from other businesses that are better positioned to implement similar strategies, which could make it more difficult for ECD to achieve its objectives. As a result, there is a risk that ECD’s strategy may not be successfully implemented, which could materially and adversely affect its business, financial condition, and results of operations.

ECD’s vehicles are highly customized and may not perform in a manner consistent with customers’ expectations.

ECD customizes its vehicles based on significant input from each of its customers. Customizations include several aspects of the vehicle’s performance and aesthetics, and involve the work of highly skilled mechanics and automotive designers. As a result, every vehicle that ECD develops is unique, and is usually not available for customers to “test drive” prior to taking delivery, as would be customary in ready-made luxury vehicles dealerships. Customers’ eventual dissatisfaction may be based on performance, aesthetics, or other features of the vehicle. While most customers usually only communicate such dissatisfaction to ECD directly, if a customer discloses, and/or publicizes their experience and subjective opinions on social media and other public platforms, it could negatively affect ECD’s reputation and have a material adverse effect on ECD’s business and prospects.

ECD’s business is highly dependent on the price, availability and quality of base vehicles.

ECD’s business depends on its ability to successfully purchase used automobiles. All vehicles used by ECD were originally built and sold by an unaffiliated third-party manufacturer. Additionally, all vehicles that ECD purchases have been previously used by unaffiliated third-party consumers. ECD has a process to assess the quality of the base vehicles it purchases, including accident background checks; however, our safety protocol and quality inspection processes may be insufficient to identify all defects of the vehicles and compromise the quality standards of our products, which could have a negative impact in our customers’ satisfaction and, consequently, in our results of operations. Furthermore, ECD does not control the price fluctuation, product availability, or original quality of those vehicles. As a result, the price, availability, and quality of such automobiles can fluctuate significantly. Such fluctuations may lengthen ECD’s delivery timelines and may increase ECD’s cost of locating, purchasing, importing, deconstructing, and retrofitting the vehicles, any of which could have a material and adverse effect on ECD’s business, prospects, results of operations and financial condition.

ECD’s ability to predict future demand for its vehicles and inventory is limited, which limits the accuracy of ECD’s financial forecasts.

ECD operates a just-in-time manufacturing model, which requires it to maintain certain inventory to serve as input to its processes. ECD currently keeps in inventory more than two thirds of the manufacturing parts to be used in each of its processes. ECD’s ability to predict demand for its vehicles, including demand for particular body styles, models or trim levels, is limited. The demand for ECD’s vehicles can vary significantly as a result of factors outside of ECD’s control (such as, for example, general economic conditions, the popularity of Land Rover or Jaguar base models and unforeseen cancellation of customers’ orders). Further, delays beyond expected wait times could also impact customers’ decisions on whether to ultimately complete a purchase of an ECD vehicle. ECD routinely provides estimated delivery times to ECD’s prospective customers, but such delivery times may vary considerably, depending on the availability of materials and labor needed to complete the project. Due to ECD’s limited ability to predict demand for ECD’s vehicles, ECD may be unable to accurately forecast its future revenues, expenses and inventory requirements.

Currently, ECD has no historical basis for making projections about the demand for certain of its vehicles or the ability of its supply chain contractors to develop, manufacture, and deliver the material ECD needs to operate. If ECD fails to manage its inventory effectively and accurately predict its manufacturing requirements, it could incur additional costs associated with excess inventory or inadequate inventory, which could affect the production process and delivery of its vehicles and adversely affect ECD’s business, prospects, results of operations and financial condition.

ECD does not have a diversified range of operations or portfolio of investments, and ECD’s business is highly specific to the customization and restoration of Land Rover Series, Land Rover Defenders, Range Rover Classics and Jaguar car models.

ECD has no plans to own any assets or have any activities not associated with custom vehicle restoration. Thus, ECD is not, and will not be in the foreseeable future, diversified as to the type of assets it owns and manages. The effects on cash available for distribution to shareholders resulting from a downturn in the automobile industry will be more pronounced than if ECD had diversified its business and investments.

ECD currently depends on revenues from a limited number of vehicle models and manufacturers and expects this to continue for the foreseeable future. ECD currently only customizes Land Rover Series, Range Rover Classics, Land Rover Defenders and Jaguar E-Types and some occasional other models from the same car manufacturer. ECD does not have expertise in any other car manufacturers or models. ECD’s business is entirely dependent upon the availability of vehicles with respect to which ECD has design and manufacturing know-how and expertise. Should any of these models become unavailable, cost-prohibitive, or subject to a manufacturer or government recall requirement, this will significantly limit the services that ECD can provide, which will in turn materially and adversely affect ECD’s business, prospects, results of operations and financial condition.

ECD’s ability to create, design, develop, manufacture, and deliver automobiles of high quality on schedule and on a large scale is unproven.

ECD has only recently started to operate in the Energized Electric Vehicle (EV) industry. Its ability to create, design, develop, manufacture, and deliver automobiles of high quality on schedule and on a large scale is unproven, which may make it more difficult for ECD to forecast and plan for its capital requirements.

ECD estimates that approximately a sixth of its vehicles are EV and that this proportion will gradually increase. Any increase in the cost, or reduced availability, of EV propulsion systems used by ECD may lead to higher production costs for ECD’s EVs and could jeopardize its ability to successfully deliver on its EV strategy, which may adversely affect its business and results of operations.

ECD’s business is highly specialized and dependent on a continuing demand for high-end, luxury customer passenger vehicles.

ECD’s vehicles are highly customized and are referred to in the industry as “exotic” cars, with a relatively high base model price. For many of its consumers, vehicles purchased from ECD are not the consumers’ primary source of transportation. ECD’s future growth is dependent on the continuing consumer demand for high-end custom passenger vehicles, the prospects of which are subject to many uncertainties, including the global economy, unforeseeable health crises, and/or other force majeure events. Any change in the economic climate could result in consumers curbing their spending, and it is likely that luxury items, such as ECD’s vehicles, would be among the items first affected by any such reduced spending, which would in turn adversely affect ECD’s business, prospects, results of operations and financial condition.

ECD may fail to adequately obtain, maintain, enforce and protect ECD’s intellectual property and may not be able to prevent third parties from unauthorized use of ECD’s intellectual property and proprietary technology.

ECD’s methods and processes in building its vehicles are highly proprietary and specific to its business. However, regulatory protection (such as, for example, patent or trademark registration with the United States Patent and Trademark Office and copyright registration with the United States Copyright Office) for such processes is largely unavailable. ECD establishes and protects its intellectual property and proprietary technology through a combination of licensing agreements, third-party nondisclosure and confidentiality agreements and other contractual provisions. Despite ECD’s efforts to obtain and protect intellectual property rights, there can be no assurance that these protections will be available or adequate in all cases to prevent ECD’s competitors, or other third parties, from copying, reverse engineering or otherwise obtaining and using ECD’s technology or products. Failure to adequately obtain, maintain, enforce and protect ECD’s intellectual property could result in its competitors offering identical or similar products, potentially resulting in the loss of ECD’s competitive advantage and adversely affect ECD’s business.

ECD’s business depends on the success of its marketing strategies.

ECD plans to enhance its brand recognition, improve its brand reputation, and grow its client base by substantial investments in marketing and business development activities. However, ECD cannot guarantee that its marketing strategies or spending will have their anticipated effect or generate revenue. ECD faces a number of challenges in the sale and marketing of its vehicles, including, without limitation:

●	ECD competes with other luxury automotive manufacturers for consumer spending;

●	demand in the luxury automobile industry is highly volatile;

●	ECD may not be able to keep up with consumer demand, thereby resulting in unreasonably lengthy delivery timeframes of its customer vehicles;

●	the final delivered aesthetic, performance, and quality of ECD’s vehicles may vary from estimates and may not meet customer’s expectations;

●	ECD’s brand image could be harmed due to negative publicity affecting its suppliers, vendors, and the vehicle makes or models that ECD customizes; and

●	it is expensive to establish a strong brand, and ECD may not succeed in establishing, maintaining, and strengthening the ECD brand in a cost-efficient manner, or at all.

ECD may not succeed in continuing to maintain and strengthen its reputation and brand, and ECD’s reputation and brand could be harmed by negative publicity with respect to us, our directors, officers, employees, shareholders, business partners, or the automotive industry in general. If ECD is unable to efficiently enhance its brand and market its vehicles, this may have a material and adverse effect on ECD’s business, prospects, financial condition, and operating results.

ECD’s success is dependent on the continued leadership and experience of ECD Initial Securityholders, and the loss of their services may have a material and adverse effect on ECD’s operations and financial condition.

ECD’s success is dependent to a large degree principally on the personal efforts, experience, and abilities of the ECD Initial Securityholders. The ECD Initial Securityholders are responsible for all operational, strategic, financial, and legal decisions of ECD. See item “Directors and Executive Officers” for additional information about each of the ECD Initial Securityholders’ roles and contributions to ECD. The loss of any of the ECD Initial Securityholders’ services may have a material adverse effect on ECD’s business, prospects, results of operations and financial condition, and there can be no assurance that ECD would be able to attract qualified replacement personnel. ECD does not anticipate purchasing any “key man” insurance on any of the ECD Initial Securityholders. In the event that any ECD Initial Securityholder dies or becomes incapacitated, ECD will not only have to compensate for the loss of their talent and experience, but will also have to incur the cost of having to find a replacement for their services (such as by means of recruiting agencies) and will have to negotiate a new compensation structure for the replacement personnel, whose compensation could be significantly higher than that previously paid to such ECD Initial Securityholder. In addition to the potentially substantial cost of having to find replacement personnel, the loss of any ECD Initial Securityholder as a service provider to ECD could divert management’s attention from operations, which could have a material adverse effect on ECD’s business, financial condition and operating results.

ECD may lose or fail to attract and retain key management personnel and salaried employees.

An important aspect of ECD’s competitiveness is its ability to attract and retain key salaried employees and management personnel, such as ECD’s mechanics. ECD’s ability to do so is influenced by a variety of factors, including the compensation we pay and the competitiveness of our overall compensation package. ECD may not be as successful as competitors at recruiting, assimilating and retaining highly skilled personnel. The loss of the services of any member of senior management or a key salaried employee could have an adverse effect on ECD’s business.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

As a public company, we are subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act. The Company did not timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and the Company may not be able to timely file its Exchange Act reports in the future. These requirements may place a strain on our systems and resources. The process of becoming, and operating as, a public company may also distract our management from focusing on our business and strategic priorities. Further, we may not be able to issue debt or equity on terms acceptable to us and we may not be able to attract and retain employees as desired.

We may also not fully realize the anticipated benefits of the Business Combination and of being a public company, or the realization of such benefits may be delayed, if any of the risks identified in this “Risk Factors” section, or other events, were to occur.

Furthermore, as an “emerging growth company” as defined in the JOBS Act, we are permitted to, and intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort towards ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

ECD may incur losses and costs because of warranty claims and product liability and intellectual property infringement actions that may be brought against ECD.

ECD faces an inherent business risk of exposure to warranty claims and product liability in the event that ECD’s customized vehicles fail to perform as expected and, in the case of product liability, such failure of ECD’s vehicles results in bodily injury and/or property damage. The customization of vehicles is a complex and precise process. ECD’s customers specify quality, performance and reliability standards. If any flaws in ECD’s customized vehicles were to occur, ECD could experience a rate of failure in our products that could result in significant delays in shipment and re-work or repair and replacement costs. Although ECD engages in extensive product quality programs and processes, these may not be sufficient to avoid failures, which could cause ECD to:

●	lose net revenue;

●	incur increased costs such as warranty expense and costs associated with customer support;

●	experience delays, cancellations or rescheduling of orders for ECD’s vehicles;

●	experience increased returns or discounts; or

●	damage ECD’s reputation,

all of which could negatively affect our financial condition and results of operations.

Warranty reserves will include the ECD management team’s best estimate of the projected costs to repair or to replace items under warranty. Such estimates are inherently uncertain, particularly in light of ECD’s limited operating history and the limited field data available to it. Despite having historically accurately estimated our reserves for expenses related to our warranty programs, changes to such estimates based on real-world observations may cause material changes to ECD’s warranty reserves in the future. If ECD’s reserves become inadequate to cover future maintenance requirements on its vehicles, its business, prospects, financial condition and results of operations could be materially and adversely affected. ECD may become subject to significant and unexpected expenses as well as claims from ECD’s customers. There can be no assurances that then-existing reserves will be sufficient to cover all claims.

ECD’s business could be adversely affected by computer malware, viruses, ransomware, hacking, phishing attacks and security threats, including cybersecurity threats and related disruptions, which could result in security and privacy breaches and interruption in service.

ECD depends on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which ECD may deal. Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in ECD’s services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking and phishing attacks against online networks have become more prevalent and may occur on ECD’s systems in the future. Sophisticated and deliberate cyberattacks to, or security breaches in, ECD’s systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of ECD’s assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, ECD may not be sufficiently protected against such occurrences. ECD may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks. Efforts to prevent cyber attackers from entering computer systems are expensive to implement, and ECD may not be able to cause the implementation or enforcement of such preventions with respect to its third-party vendors. ECD’s chief executive officer, under the direction of the Board, is primarily responsible for monitoring and addressing risks and threats related to information technology and cyber security. ECD uses third-party service providers, such as GoDaddy Mediatemple, Inc., d/b/a Sucuri, and Omni Springs, LLC, to provide ECD with services related to monitoring its website, e-mail, spam protections, among others, also take steps to protect the security and integrity of ECD’s information technology systems and ECD’s and its customers’ information. However, there can be no assurance that such systems and measures will not be compromised due to intentional misconduct, as well as by software bugs, human error, or technical malfunctions. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm ECD’s reputation, brand and ability to attract customers.

Risks Related to ECD’s Business and Industry

The luxury automotive industry has significant barriers to entry that ECD must continue to overcome to manufacture and sell custom luxury vehicles at scale.

The luxury automotive industry has significant barriers to entry, including large capital requirements, investment costs of designing, manufacturing, and distributing vehicles, the need for specialized design and development expertise, regulatory requirements, establishing a brand name and image, a lack of consistency relating to customer preferences with respect to their custom vehicles; long lead times to bring refurbished vehicles to market from the concept and design stage; the need for specialized design and development expertise; and the need to establish sales and service locations.

If ECD is not able to efficiently overcome these barriers, there may be an adverse effect on the business, prospects, results of operations and financial condition of ECD, and ECD may be unable to grow or scale its business.

The custom, luxury automotive market is highly competitive and ECD may not be successful in competing in this industry.

The custom, luxury automotive industry is extremely competitive in multiple aspects, including with respect to price, quality and customer recognition. Our current and potential competitors may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, servicing, and support of their products. In addition, some of our competitors have longer operating histories, larger and more established sales forces, broader customer and industry relationships and other resources than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively than we do.

ECD may not be able to successfully implement new technologies or adapt its products and services in a timely manner, inability which could adversely affect ECD’s competitive advantage and its ability to build and maintain brand recognition and attract and retain customers.

ECD operates in a regulatory environment that is evolving and uncertain. ECD may not be able to respond quickly enough to changes in regulations, technology and technological risks, and to develop ECD’s intellectual property into commercially viable products.

To date there is limited regulation on mass retrofitting of vehicles. As such, new laws and regulations could be adopted in the United States and abroad. Further, existing laws and regulations may be interpreted in new ways that could impact ECD’s operations and attribute additional restrictions and regulatory requirements to its business and operations. The additional cost and time needed to provide information to authorities and to comply with such regulations could negatively impact ECD’s business.

Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of ECD’s products obsolete or less attractive. ECD’s ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis are significant factors affecting ECD’s ability to remain competitive and to maintain or increase ECD’s revenues. ECD cannot assure that certain of our products will not become obsolete or that ECD will be able to achieve the technological advances that may be necessary for ECD to remain competitive and maintain or increase ECD’s revenues in the future. ECD is also subject to the risks generally associated with the introduction and application of new products, including lack of market acceptance, delays in product development or production and failure of products to operate properly. The pace of ECD’s development and introduction of new and improved products depends on ECD’s ability to implement successfully improved technological innovations in design, engineering, manufacturing and internal management (such as a computerized cash collection and data processing system, certain computer hardware, and operating and accounting software), all of which require extensive capital investment. Any limits to capital expenditure could reduce ECD’s ability to develop and implement improved technological innovations, which may materially reduce demand for ECD’s products and adversely affect ECD’s business.

Risks Related to Financing Our Business

ECD may require additional financing after the Business Combination.

ECD’s business and industry is highly capital-intensive. ECD projects that it will continue to incur significant operating costs, including for production ramp up, raw material procurement, general and administrative expenses to scale operations, and sales, marketing, and distribution expenses as it builds its brand and markets its vehicles. ECD will also incur additional costs associated with operating as a public company following the Business Combination.

The net proceeds from the Note Financing and from the Business Combination may not be sufficient to meet all of the capital needs of ECD in the long-term. As a result, ECD may need to raise additional funds by means of equity financing or debt financing to implement its business strategy (“Additional Financing”) and, if such Additional Financing is obtained, the interests of ECD’s shareholders may be subordinated and/or diluted, as applicable. Any future debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Those restrictions could adversely impact ECD’s ability to conduct its operations and execute its business plan. To the extent that ECD raises additional capital through the sale of equity or convertible debt securities, investors’ ownership interests in ECD will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect investors’ rights as a common shareholder. At this time, ECD does not have any firm commitment for an Additional Financing and there can be no assurance that any Additional Financing will be available or on terms and conditions acceptable to ECD. The inability to obtain Additional Financing may have a material adverse effect on ECD’s business, prospects, results of operations and financial condition.

General Risk Factors Applicable to ECD

General economic conditions may materially and adversely affect ECD’s business.

The ECD’s success is dependent on the disposable income of its customers. A worldwide or national economic downturn could have a significant impact on ECD’s business. ECD’s revenues derive primarily from restoring and customizing luxury vehicles, which are discretionary purchases. From this perspective, a deterioration in general economic conditions or decreases in consumer confidence in the economy could result in a decline in sales if, as a result, customers reduce their discretionary spending.

Inflationary pressures and persistently high prices and uncertain availability of inputs used by ECD and ECD’s suppliers, or instability in logistics and related costs, could negatively impact ECD’s profitability.

Increases in prices, including because of inflation and rising interest rates, for inputs that ECD and ECD’s suppliers use in manufacturing products, systems, components and parts, or increases in logistics and related costs, have led in the past and may lead in the future to higher production costs for parts, components and vehicles.

Geopolitical risks, fluctuations in supply and demand, fluctuations in interest rates, any weakening of the U.S. dollar in comparison with other currencies, and other economic and political factors have created and may continue to create pricing pressure for ECD’s inputs. These inflationary pressures could, in turn, negatively impact ECD’s profitability because we may not be able to pass all of those costs on to our customers or require our suppliers to absorb such costs.

Rising interest rates and the recent shutdowns and acquisitions of several banking institutions could cause additional instability in capital markets, making it more difficult for ECD to secure access to capital it needs to continue to grow its operations.

The U.S. economy recently experienced a steady rise in interest rates that the U.S. Federal Reserve has been imposing in an effort to curb rising inflation. In addition to these rising interest rates having contributed to a slow-down in mortgage and housing markets and a general decrease in the availability of capital, most recently, the U.S. has witnessed the collapse of several national banks. This has resulted in extreme volatility in the U.S. financial markets. Continued volatility and the effects of the collapse of these banks could limit ECD’s access to capital when ECD needs it. Because of ECD’s desire to scale and grow rapidly following the Business Combination, any disruptions or delays to ECD’s access to capital, or a material increase in its cost, may have a material adverse effect in ECD’s plans to scale its production and increase brand awareness. ECD cannot accurately predict the future impact that the recent economic events may have on ECD’s business, prospects, financial condition, and results of operations.

ECD’s business is highly dependent on international and single-source component suppliers, and any changes in governmental regulations and international trade relations conditions may materially and adversely affect ECD’s business.

ECD’s business relies heavily on a limited number of suppliers for the materials and services necessary for its operations. This concentration of suppliers creates a significant risk for ECD, as any disruption in its supply chain could lead to delays, increased costs, or a failure to meet customer demand.

If ECD were to lose one or more of these suppliers, it may not be able to find a suitable replacement in a timely manner, which could lead to a disruption in ECD’s operations and a decline in its financial performance. Furthermore, ECD’s reliance on a limited number of suppliers may limit its ability to negotiate favorable terms, including pricing and delivery schedules. If ECD’s suppliers were to increase their prices, ECD may not be able to pass on these increased costs to its customers, which could negatively impact ECD’s profitability. As a result, any significant disruption or loss of a key supplier could have a material adverse effect on ECD’s business, financial condition, and results of operations. ECD may need to seek alternative sources of supply or develop in-house capabilities to mitigate this risk, which could be costly and time-consuming.

ECD’s reliance on successfully importing automobiles could subject ECD to risks, including risk relating to international relations, import and export laws and regulations, inventory availability, and others. Typical components that ECD purchases include base vehicles and vehicle parts. ECD uses all of these components in every project that it completes, depending on its customer’s specifications. ECD imports its base vehicles and certain components from the United Kingdom to its Kissimmee, Florida, U.S. headquarters. Changes in U.S. and U.K. trade policy; changes to customs requirements or procedures (e.g., inspections) or new or higher tariffs on certain foreign goods, such as steel and certain vehicle parts; new or evolving non-tariff barriers or domestic preference procurement requirements; enforcement of, changes to, withdrawals from or impediments to implementing free trade agreements; changes in foreign currency exchange rates and interest rates; impact of changes to and compliance with U.S. and foreign countries’ export controls, economic sanctions and other similar measures; liabilities resulting from U.S. and foreign laws and regulations, including, but not limited to, those related to the Foreign Corrupt Practices Act and certain other anti-corruption laws, all may result in increased costs for goods imported into the U.S. and have a material adverse effect on ECD’s financial condition or results of operations.

Pandemics, epidemics, disease outbreaks and other public health crises, such as the COVID-19 pandemic, have disrupted our business and operations, and future public health crises could materially adversely impact our business, financial condition, liquidity and results of operations.

Pandemics, epidemics or disease outbreaks in the U.S. or globally, including the COVID-19 pandemic, have disrupted, and may in the future disrupt, our business, which could materially affect our results of operations, financial condition, liquidity and future expectations. Any such events may adversely impact our global supply chain and global manufacturing operations and cause us to again suspend our operations. In particular, we could experience among other things: (1) global supply disruptions; (2) labor disruptions; (3) an inability to manufacture; (4) an inability to sell to our customers; (5) a decline in design studio traffic and customer demand during and following the pandemic; (6) lower than expected pricing on vehicles sold; and (7) an impaired ability to access credit and the capital markets. Any new pandemic or other public health crises, or future public health crises, could have a material impact on our business, financial condition and results of operations going forward.

Risks Related to Ownership of the Company Common Stock

The market price of our equity securities may be volatile, and your investment could suffer or decline in value.

The stock markets, including the Nasdaq, on which certain of our securities are listed, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for the Common Stock and our Warrants, the market price of the Common Stock and our Warrants may be volatile and could decline significantly. Given the substantial amount of redemptions in connection with the Business Combination and the relative lack of liquidity in our stock, sales of our Common Stock under the registration statement of which this prospectus is a part could result in a significant decline in the market price of our securities.

On May 2, 2024, the last reported sales price of our Common Stock was $1.195 and the exercise price per share of the Warrants is $11.5. The exercise price of the Warrants is significantly higher than the current market price of our Common Stock and accordingly, it is highly unlikely that Warrant holders will exercise their Warrants in the foreseeable future. Cash proceeds associated with the exercises of the Warrants are dependent on our stock price and given the recent price volatility of our Common Stock and relative lack of liquidity in our stock, there is no certainty that warrant holders will exercise their warrants and, accordingly, we may not receive any cash proceeds in relation to our outstanding Warrants. In addition, the trading volumes in shares of the Company Common Stock may fluctuate and cause significant price variations to occur. There can be no assurance that the market prices of shares of the Company Common Stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

●	the realization of any of the risk factors presented in this annual report;

●	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, earnings, results of operations, level of indebtedness, liquidity or financial condition;

●	failure to comply with the requirements of Nasdaq;

●	variance in our financial performance from the expectations of market analysts;

●	publication (or lack of publication) of research reports about the Company;

●	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;

●	new laws, regulations, subsidies, or credits or new interpretations of existing laws applicable to us;

●	actual or anticipated variations in our quarterly operating results;

●	announcements by the Company or its competitors of significant business developments;

●	the Company’s ability to obtain adequate working capital financing;

●	loss of any strategic relationships;

●	actions by the Company’s stockholders (including transactions in shares of the Company Common Stock);

●	changes in applicable laws or regulations, court rulings, enforcement, and legal actions;

●	sale of shares of the Company Common Stock or other securities in the future;

●	changes in market valuations of similar companies and general market conditions in our industry;

●	the trading volume of shares of the Company Common Stock;

●	additions or departures of key management personnel;

●	speculation in the press or investment community;

●	continuing increases in market interest rates, which may increase the Company’s cost of capital;

●	changes in our industry;

●	actual, potential, or perceived control, accounting, or reporting problems;

●	changes in accounting principles, policies, and guidelines;

●	other events or factors, including but not limited to those resulting from infectious diseases, health epidemics and pandemics (including but not limited to the ongoing COVID-19 pandemic) natural disasters, war, acts of terrorism, or responses to these events;

●	our ability to execute the Company’s business plan;

●	actual, potential or perceived control, accounting or reporting problems;

●	changes in the estimation of the future size and growth rate of our markets;

●	broad disruptions in the financial markets, including sudden disruptions in the credit markets; and

●	general economic and market conditions.

In addition, the securities markets have periodically experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company Common Stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If the Company were involved in any similar litigation it could incur substantial costs and its management’s attention and resources could be diverted from running the business and implementing its business plan, which would have a material adverse effect on us.

The Company will issue shares of the Company Common Stock or other equity or convertible debt securities without approval of the holders of the Company Common Stock, which would dilute then-existing ownership interests and may depress the market price of the Company Common Stock.

The Company may continue to require capital investment to support its business and may issue additional shares of the Company Common Stock or other equity or convertible debt securities of equal or senior rank in the future without approval of its stockholders in certain of circumstances.

The Company’s issuance of additional shares of the Company Common Stock or other equity or convertible debt securities would have the following effects: (i) the Company’s existing stockholders’ proportionate ownership interest in the Company would decrease; (ii) the amount of cash available per share, including for payment of dividends in the future, may decrease; (iii) the relative voting power of each previously outstanding shares of the Company Common Stock may be diminished; and (iv) the market price of the Company Common Stock may decline.

If securities or industry analysts do not publish research, publish inaccurate or unfavorable research, or cease publishing research about the Company, its share price and trading volume could decline significantly.

The trading market for the Company Common Stock will depend, in part, on the research and reports that securities or industry analysts publish about the Company or its business. the Company may be unable to sustain coverage by well-regarded securities and industry analysts. If either no or only a limited number of securities or industry analysts maintain coverage of the Company, or if these securities or industry analysts are not widely respected within the general investment community, the demand for the Company Common Stock could decrease, which might cause its share price and trading volume to decline significantly. In the event that the Company obtains securities or industry analyst coverage or, if one or more of the analysts who cover the Company downgrade their assessment of the Company or publish inaccurate or unfavorable research about the Company’s business, the market price and liquidity for the Company Common Stock could be negatively impacted.

The resales of shares of the Company Common Stock issued to ECD Securityholders and other significant stockholders may cause the market price of the Company Common Stock to drop significantly, even if the Company’s business is doing well.

Immediately after Closing, the ECD Securityholders held approximately 74.5% of the outstanding shares of the Company Common Stock, approximately 4.3% of which will be eligible for sale pursuant to the Company Lock-Up Agreement and the Sponsor Lock-Up Agreement. Certain of the Company stockholders will be restricted, subject to certain exceptions, from selling any of the Company Common Stock that they receive in or hold at the Effective Time, which restrictions will expire and therefore additional the Company Common Stock will be eligible for resale six months after the Effective Time.

Subject to the Company Lock-Up Agreements, the ECD Securityholders that are a party thereto (which are ECD’s four executive officers and directors) may sell the Company Common Stock pursuant to Rule 144 under the Securities Act (“Rule 144”), if available. In these cases, the resales must meet the criteria and conform to the requirements of that rule, including, waiting until one year after the Company’s filing with the SEC of Form 10-type information reflecting the Business Combination.

Upon expiration of the Lock-Up Periods, and upon effectiveness of the registration statement that the Company files pursuant to the Amended and Restated Registration Rights Agreement or upon satisfaction of the requirements of Rule 144, certain former EFHT stockholders and certain other significant stockholders of the Company may sell large amounts of the Company Common Stock in the open market or in privately-negotiated transactions, which could have the effect of increasing the volatility in the Company’s share price or putting significant downward pressure on the price of the Company Common Stock.

We do not expect that the Company will pay dividends in the foreseeable future after the Merger.

We expect that the Company will retain most, if not all, of its available funds and any future earnings after the Merger to fund its operations and the development and growth of its business. As a result, we do not expect that the Company will pay any cash dividends on the Company Common Stock in the foreseeable future.

Following completion of the Business Combination, the Company’s board of directors will have complete discretion as to whether to distribute dividends. Even if the board of directors decides to declare and pay dividends, the timing, amount, and form of such dividends, if any, will depend on the future results of operations and cash flow, capital requirements and surplus, the amount of distributions, if any, received by the Company from its subsidiaries, the Company’s financial condition, contractual restrictions, and other factors deemed relevant by the board of directors. There is no guarantee that the shares of the Company Common Stock will appreciate in value after the Business Combination or that the trading price of the shares will not decline. Holders of the Company Common Stock should not rely on an investment in shares of the Company Common Stock as a source for any future dividend income.

The existence of indemnification rights to the Company’s directors, officers, and employees may result in substantial expenditures by the Company and may discourage lawsuits against its directors, officers, and employees.

The Amended Charter and bylaws, contain indemnification provisions for its directors, officers, and employees. Such indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against its directors, executive officers, and employees, which it may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against its directors and executive officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by its stockholders against its directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

If ECD fails to develop or maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in its financial reporting.

ECD is subject to the risk that its independent registered public accounting firm could communicate to its board of directors that it has deficiencies in its internal control structure that they consider to be “significant deficiencies.” A “significant deficiency” is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal controls.

Effective internal control is necessary to provide reliable financial reports and effectively prevent fraud. If ECD cannot provide reliable financial reports or prevent fraud, it could be subject to regulatory action or other litigation and its operating results could be harmed.

ECD’s intended business, operations, and accounting are expected to be substantially more complex than ECD’s has been to date. It may be time consuming, difficult, and costly for the Company to develop and implement the internal control and reporting procedures required by the Exchange Act. the Company may need to hire additional financial reporting, internal control, and other finance personnel in order to develop and implement appropriate internal control and reporting procedures. If ECD is unable to comply with the internal control over financial reporting requirements of the Exchange Act, then it may not be able to obtain the required independent accountant certifications, which may preclude it from keeping its filings current with the SEC. The Company did not timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and the Company may not be able to timely file its Exchange Act reports in the future.

Further, a material weakness in the effectiveness of internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce ECD’s ability to obtain financing, and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on its business, results of operations, and financial condition.

If ECD is unable to implement and maintain effective internal control over financial reporting, including as applicable standards governing internal control are modified, supplemented, or amended from time to time, ECD may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could cause ECD to face regulatory action and cause investors to lose confidence in its reported financial information, either of which could adversely affect the value of ECD’s Common Stock.

Agreements governing our debt obligations include financial and other covenants that provide limitations on our business and operations under certain circumstances, and failure to comply with any of the covenants in such agreements could adversely impact us.

Our financing agreements, including those in connection with the Senior Secured Convertible Note and other financing agreements that we may enter into from time to time, contain certain affirmative, negative, and financial covenants, and other customary events of default. Certain covenants in our financing agreements are subject to important exceptions, qualifications, and cure rights. If we fail to comply with such covenants, if any other events of default occur for which no waiver or amendment is obtained, or if we are unable to timely refinance the debt obligations subject to such covenants or take other mitigating actions, the holders of our indebtedness could, among other things, declare outstanding amounts immediately due and payable, adjust the conversion ratio under the convertible note, and, subject to the terms of relevant financing agreements, repossess or foreclose on collateral, including certain of our assets used in our business. The acceleration of significant indebtedness, the downward adjustment of the conversion ratio or actions to repossess or foreclose on collateral may cause us to renegotiate, repay, or refinance the affected obligations, and there is no assurance that such efforts would be successful or on terms we deem attractive. In addition, any acceleration or actions to repossess or foreclose on collateral under our financing agreements could result in a downgrade of any credit ratings then applicable to us, which could result in additional events of default or limit our ability to obtain additional financing.

On December 12, 2023, the Company, through its predecessor EFHT, issued a Senior Secured Convertible Note with an aggregate principal amount equal to $15,819,209 to Defender SPV LLC (the “Lender”) (the “Convertible Note”), pursuant to the previously disclosed Stock Purchase Agreement dated October 6, 2023. Certain events of default under the Convertible Note have occurred based on the following: the Company’s failure to have its resale registration statement on Form S-1 declared effective by the SEC within sixty (60) days of December 12, 2024, the fact that the financial statements of the Company’s subsidiary for the years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 were required to be restated and due to the fact that the Company did not file its Annual Report on Form 10-K for year ended December 31, 2023 (the “Form 10-K”) within two (2) trading days of the filing due date for the Form 10-K. The Convertible Note provides for certain remedies based upon the occurrence of an event of default. The Company has spoken with the lender under the Convertible Note and plans to attempt to negotiate and enter into a default waiver agreement with the lender. However, there can be no assurances that the Company will be able to negotiate a waiver agreement with the lender. If the lender seeks to enforce its remedies under the Convertible Note and the lender is successful in obtaining such remedies, then such event could have a material negative effect on the business and finances of the Company.

We do not have the right to control the timing and amount of the issuance of our Common Stock to Lender and, accordingly, it is not possible to predict the actual number of shares we will issue pursuant to the conversion of a Convertible Note at any one time or in total.

We do not have the right to control the timing and amount of any issuances of our shares of Common Stock to the Lender upon conversion of the Convertible Note. The Convertible Note is convertible into Company Common Stock at the option of the Lender at a conversion price of $10.00 per share, subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the Company Common Stock issuable upon conversion of the Convertible Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $6.00. The conversion price is subject to a downward adjustment if the Company issues equity in the future at a price less than $10.00, except for equity issued in connection with certain strategic acquisitions. The conversion price is also subject to a downward adjustment if an event of default under the Convertible Note occurs or if the Company fails to satisfy certain performance conditions set forth in the Note. Upon the Lender’s conversion of the Convertible Note, the conversion amount shall be equal to 115% of the principal amount to be converted under the Convertible Note plus any accrued and unpaid interest, and accrued and unpaid Late Charges on such principal and interest, if any (the “Conversion Rate”).

 Our stockholders will experience significant dilution as a result of conversion of the Convertible Note and exercise of outstanding warrants held by the Lender.

Our stockholders may experience significant dilution as a result of the conversion of the Convertible Note exercising of warrants. Immediately prior to the closing of the Business Combination on December 12, 2023, EFHT closed the debt financing transaction contemplated by the Securities Purchase Agreement, dated October 6, 2023 (the “SPA”), by and between EFHT and Defender SPV LLC (the “Lender”). Pursuant the SPA, EFHT executed and delivered to the Lender the Convertible Note, in exchange for a loan in the principal amount of $15,819,209. The Note is convertible into Company Common Stock at the option of the Lender at a conversion price of $10.00 per share, subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the Company Common Stock issuable upon conversion of the Convertible Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $6.00. The conversion price is subject to a downward adjustment if the Company issues equity in the future at a price less than $10.00, except for equity issued in connection with certain strategic acquisitions. The conversion price is also subject to a downward adjustment if an event of default under the Convertible Note occurs or if the Company fails to satisfy certain performance conditions set forth in the Note. Upon the Lender’s conversion of the Convertible Note, the conversion amount shall be equal to 115% of the principal amount to be converted under the Convertible Note plus any accrued and unpaid interest, and accrued and unpaid Late Charges on such principal and interest, if any (the “Conversion Rate”).

In addition, ECD also issued to the Lender a warrant to purchase 1,091,525 shares of ECD Common Stock (“Common Shares Warrant”) at an exercise price of $11.50 per share, which became immediately exercisable upon the closing of the Business Combination, and a warrant to purchase 15,819 shares of Series A Convertible Preferred Stock (“Preferred Shares Warrant”) at an exercise price of $900 per share, which will become exercisable at any time on or after the later of (i) the issuance date of the Preferred Shares Warrant and (y) the date all of the initial Series A Convertible Preferred Stock issued to the Investor have been converted in full. Our stockholders will experience significant dilution as a result of conversion of the Convertible Note and exercise of outstanding warrants held by the Lender.

Risks Related to Intellectual Property

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and disclosure of our trade secrets or proprietary information could compromise any competitive advantage that we have, which could have a materially adverse effect on our business.

Our success depends, in part, on our ability to protect our proprietary rights to the technologies used in our products and our proprietary technology. We depend heavily upon confidentiality agreements with our officers, employees, consultants, and subcontractors to maintain the proprietary nature of our technology. These measures may not afford us complete or even sufficient protection and may not afford an adequate remedy in the event of an unauthorized disclosure of confidential information. If we fail to protect and/or maintain our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, and/or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. In addition, others may independently develop technology similar to ours, otherwise avoiding the confidentiality agreements, or produce patents that would materially and adversely affect our business.

Our failure to secure trademark registrations could adversely affect our ability to market our products and operate our business.

Our trademark applications in the United States and any other jurisdictions where we may file may not be allowed registration, and we may not be able to maintain or enforce our registered trademarks. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in corresponding foreign agencies, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our applications and/or registrations, and our applications and/or registrations may not survive such proceedings. Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our ability to market our products and our business.

There can be no assurance we will be able to comply with the continued listing standards of Nasdaq for our Common Stock.

Our Common Stock and our Public Warrants are listed on the Nasdaq Global Market, respectively, under the symbols “ECDA” and “ECDAW,” respectively. In order to maintain such listing, we must satisfy minimum financial and other continued listing requirements and standards. In the event we fail to comply with the continued listing requirements of Nasdaq, we can provide no assurance that any action taken by us to restore compliance with listing requirements would prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement, improve our stockholders’ equity or otherwise prevent future non-compliance with Nasdaq’s continued listing requirements. In such event, Nasdaq would delist our Common Stock. If our Common Stock or Warrants are subsequently delisted, it would likely have a negative effect on the price of such securities and would impair your ability to sell or purchase such securities when you wish to do so.

Concentration of ownership among ECD’s existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our directors and executive officers and their affiliates as a group beneficially own approximately 77.3% of our outstanding Common Stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our certificate of incorporation and any approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

Sales of a substantial number of shares of our securities in the public market could cause the price of our securities to fall.

As of May 2, 2024, we had approximately 31,899,633 outstanding shares of Common Stock and 25,000 shares of Preferred Stock. We also had outstanding Warrants to purchase 11,757,500 shares of our Common Stock, Common Shares Warrants to purchase 1,091,525 shares of Common Stock and Preferred Shares Warrants to purchase 15,819 shares of our Preferred Stock. On May 2, 2024, the closing price on Nasdaq for our Common Stock was $1.195 and for our Public Warrants was $0.03.

These outstanding Warrants are exercisable at an exercise price of $11.50 per share. In addition, 400,000 shares of Common Stock will be available for future issuance under the 2023 Equity Incentive Plan. To the extent such warrants are exercised, or we grant additional stock options or other stock-based awards under the 2023 Equity Incentive Plan, additional shares of Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market.

Furthermore, although the shares of Common Stock issued in the Business Combination are subject to lock-up restrictions, as described elsewhere in this annual report, upon the lapse of these lock-up restrictions, a substantial number of additional shares of Common Stock will become eligible for resale in the public market.

Sales of a substantial number of shares of Common Stock or warrants in the public market or the perception that these sales might occur could depress the market price of the Common Stock and/or warrants and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock and warrants.

The grant and future exercise of registration rights may adversely affect the market price of our securities upon consummation of the Business Combination.

Pursuant to the amended and restated registration rights agreement entered into in connection with the Business Combination and which is described elsewhere in this annual report, certain stockholders can demand that we register their registrable securities under certain circumstances and will also have piggyback registration rights for these securities in connection with certain registrations of securities that we undertake. Following the consummation of the Business Combination, we intend to file and maintain an effective registration statement under the Securities Act covering such securities.

The registration of these securities will permit the public resale of such securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our securities post-Business Combination.

Our amended and restated certificate of incorporation grants our board the power to issue additional shares of common and preferred stock and to designate series of preferred stock, all without stockholder approval.

We are authorized to issue 1,020,000,000 shares of capital stock, of which 20,000,000 shares is authorized as preferred stock. Our board of directors, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Delaware law.

The rights of holders of our preferred stock that may be issued could be superior to the rights of holders of Common Stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of the Common Stock. Further, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then current holders of our capital stock and may dilute the book value per share.

Neither ECD nor EFHT has ever paid cash dividends on its capital stock, and we do not anticipate paying dividends in the foreseeable future.

Neither ECD nor EFHT has ever paid cash dividends on any of its capital stock and we currently intend to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that the board may deem relevant. As a result, capital appreciation, if any, of our Common Stock will be the sole source of gain for the foreseeable future.

The trading price our securities is likely to be volatile, and you may not be able to sell our securities at or above the price you paid.

We expect the trading price of our Common Stock and Warrants to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

●	actual or anticipated fluctuations in operating results;

●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

●	issuance of new or updated research or reports by securities analysts or changed recommendations for our stock or the industry in general;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	operating and share price performance of other companies that investors deem comparable to us;

●	our focus on long-term goals over short-term results;

●	the timing and magnitude of our investments in the growth of our business;

●	actual or anticipated changes in laws and regulations affecting our business;

●	additions or departures of key management or other personnel;

●	disputes or other developments related to our intellectual property or other proprietary rights, including litigation;

●	our ability to market new and enhanced products and technologies on a timely basis;

●	sales of substantial amounts of the Common Stock by executive officers, directors or significant stockholders or the perception that such sales could occur;

●	changes in our capital structure, including future issuances of securities or the incurrence of debt;

●	the impact of the COVID-19 pandemic and the response of governments and business to the pandemic; and

●	general economic, political and market conditions.

In addition, the stock market in general, and Nasdaq in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our securities, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts issue an adverse opinion regarding our Common Stock or do not publish research or reports about us, the price and trading volume of our securities could decline.

The trading market for our Common Stock and Warrants will depend in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. Securities analysts may elect not to provide research coverage of our company and such lack of research coverage may adversely affect the market price of our Common Stock and Warrants. The price of our Common Stock and Warrants could also decline if one or more equity research analysts downgrade their recommendations with respect to our Common Stock and Warrants, change their price targets, issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analysts cease coverage of the company, we could lose visibility in the market, which in turn could cause the price of our securities to decline.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We may redeem outstanding Warrants prior to their exercise at a time that is disadvantageous to you, thereby significantly impairing the value of such warrants. We will have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of Common Stock equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which a notice of redemption is sent to the warrant holders. The Private Warrants have terms and provisions that are identical to those of the warrants sold as part of the Public Warrants, including with respect to redeemability.

We will not redeem the Warrants as described above unless a registration statement under the Securities Act covering the Common Stock issuable upon exercise of such Warrants is effective and a current prospectus relating to the Common Stock is available throughout the 30-day redemption period. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants, or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants.

The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants.

In the event we elect to redeem the Warrants that are subject to redemption, we will mail the notice of redemption by first class mail, postage prepaid, not less than thirty days prior to the redemption date to the registered holders of the Warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in such manner will be conclusively presumed to have been duly given whether or not the registered holder received such notice, and we are not required to provide any notice to the beneficial owners of such warrants. Additionally, while we are required to provide such notice of redemption, we are not separately required to, and do not currently intend to, notify any holders of when the Warrants become eligible for redemption. If you do not exercise your Warrants in connection with a redemption, including because you are unaware that such Warrants are being redeemed, you would only receive the nominal redemption price for your Warrants.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and bylaws, and in applicable law, could impair a takeover attempt.

Our amended and restated certificate of incorporation and bylaws afford certain rights and powers to our board of directors that could contribute to the delay or prevention of an acquisition that it deems undesirable, including:

●	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

●	the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

●	the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which may prevent stockholders from being able to fill vacancies on our board of directors;

●	the requirement that a special meeting of stockholders may be called only by our board of directors or the chairman of the board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

We are also subject to Section 203 of the Delaware General Corporation Law and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain business combinations. Any of the foregoing provisions and terms that has the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of Common Stock, and could also affect the price that some investors are willing to pay for the Common Stock.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. These provisions will not apply to suits brought to enforce any liability or duty created by the Securities Act, the Securities Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in the amended and restated certificate of incorporation. In addition, the amended and restated certificate of incorporation and bylaws will provide that, to the fullest extent permitted by law, claims made under the Securities Act must be brought in federal district court.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims and result in increased costs for investors to bring a claim. Alternatively, if a court were to find the choice of forum provision contained in the amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

General Risk Factors

Damage to our reputation or our brand could negatively impact our business, financial condition, and results of operations.

We must grow the value of our brand to be successful. We intend to develop a reputation based on the high quality of our products, services, and trained personnel. If we do not make investments in areas such as marketing and advertising, as well as personnel training, the value of our brand may not increase or may be diminished. Any incident, real or perceived, regardless of merit or outcome, that adversely affects our brand, such as, but not limited to, vehicle quality, workmanship and delivery times, could significantly reduce the value of our brand, expose us to negative publicity, and damage our overall business and reputation.

We may pursue acquisitions of complementary businesses or technologies, which could divert the attention of management and which may not be integrated successfully into our existing business.

We may pursue acquisitions or licenses of technology to, among other things, expand the scope of products and services we provide. We cannot guarantee that we will identify suitable acquisition candidates, that acquisitions will be completed on acceptable terms, or that we will be able to successfully integrate the operations of any acquired business into our existing business. The acquisition and integration of another business or technology would divert management attention from other business activities, including our core business. In addition, we may borrow money or issue capital stock to finance acquisitions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage, and the issuance of capital stock could dilute the interests of our stockholders.

We depend on certain key personnel.

We substantially rely on the efforts of our current senior management, including our co-founder and Chief Executive Officer, Scott Wallace and our co-founders Thomas Humble, Emily Humble and Elliot Humble. Our business would be impeded or harmed if we were to lose their services. In addition, if we are unable to attract, train, and retain highly skilled technical, managerial, product development, sales, and marketing personnel, we may be at a competitive disadvantage and unable to develop new products or increase revenue. The failure to attract, train, retain and effectively manage employees could negatively impact our research and development, sales and marketing and reimbursement efforts. In particular, the loss of sales personnel could lead to lost sales opportunities as it can take several months to hire and train replacement sales personnel. Uncertainty created by turnover of key employees could adversely affect our business.

Members of our board of directors will have other business interests and obligations to other entities.

None of our independent directors will be required to manage our business as their sole and exclusive function and they may have other business interests and may engage in other activities in addition to those relating to us, provided that such activities do not compete with the business of our company or otherwise breach their agreements with us. We are dependent on our directors and executive officers to successfully operate our company. Their other business interests and activities could divert time and attention from operating our business.

We will need to carefully manage our expanding operations to achieve sustainable growth.

To achieve increased revenue levels, market our products internationally, complete clinical studies and develop future products, we believe that we will be required to periodically expand our operations, particularly in the areas of manufacturing, sales and marketing, and quality assurance. As we expand our operations in these areas, management will face new and increased responsibilities. To accommodate any growth and compete effectively, we must continue to upgrade and improve our information systems, procedures, and controls across our business, as well as expand, train, motivate, and manage our work force. Our future success will depend significantly on the ability of our current and future management to operate effectively. Our personnel, systems, procedures, and controls may not be adequate to support our future operations. If we are unable to effectively manage our expected growth, this could have a material adverse effect on our business, financial condition, and results of operations.

Downturns or volatility in general economic conditions could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our revenues and profitability depend significantly on general economic conditions and the demand for our products in the markets in which our customers are located. Weaknesses in the global economy and financial markets, including the current weaknesses resulting from the ongoing COVID-19 pandemic or geopolitical instability, could lead to lower demand for our products. A decline in customer demand can affect the need that customers have for our products, and the money or insurance available to pay for our vehicles. Any further adverse changes in economic conditions, including any recession, economic slowdown or disruption of credit markets, or the outbreak of war or conflict, may also lead to lower demand for our products. Volatile and uncertain economic conditions can make it difficult to accurately forecast and plan future business activities.

All of these factors related to general economic conditions, which are beyond our control, could adversely impact our business, financial condition, results of operations and liquidity.

Our management team has limited experience managing a public company.

Most members of our management team have limited or no experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. There are significant obligations that we will be subject to relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage our transition to being a public company. These new obligations and added scrutiny will require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results and financial condition.

Inadequate internal controls could result in inaccurate financial reporting.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, our stockholders could lose confidence in our financial reporting, which could adversely affect results of our business and our enterprise value.

We will need to undertake significant efforts to strengthen our processes and systems and adapt them to changes as our business evolves (including with respect to becoming a publicly traded company). This continuous process of maintaining and adapting our internal controls is expensive and time-consuming, and requires significant management attention. We cannot be certain that our internal control measures will, in the future, provide adequate control over our financial processes and reporting. Furthermore, as our business evolves and if we expand through acquisitions of other companies or make significant investments in other companies or enter into joint development and similar arrangements, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our enterprise value.

Management identified a material weakness in our internal control over financial reporting as of December 31, 2023 that required us to restate the financial statements in our third quarter Form 10-Q and our December 31, 2022 audited financial statements. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us, materially and adversely affect our business and operating results and subject us to litigation and claims.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary to provide reliable financial reports and reduce the risk of fraud. We continue to evaluate measures to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If any new material weaknesses are identified in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim consolidated financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable NASDAQ listing requirements, investors may lose confidence in our financial reporting and our share price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Additionally, if our revenue and other accounting, auditing or tax systems do not operate as intended or do not scale with anticipated growth in our business, the effectiveness of our internal controls over financial reporting could be adversely affected. Any failure to develop, implement, or maintain effective internal controls related to our revenue and other accounting, auditing or tax systems and associated reporting could materially adversely affect our business, results of operations, and financial condition or cause us to fail to meet our reporting obligations.

We have encountered difficulties with growth and change. If we fail to address these difficulties in assessing data usage, if the personnel handling our accounting, auditing or finance function fail to perform at an appropriate level for a public company, or if other weaknesses in internal controls are detected, it may be determined that we have a material weakness. In addition, most of our employees who work within our accounting, auditing and financial reporting functions have limited to no experience managing a publicly traded company and have limited to no experience implementing, monitoring and enforcing the internal financial, auditing and accounting controls for a publicly traded company. The identification of a material weakness could result in regulatory scrutiny and cause investors to lose confidence in our reported financial condition and otherwise have a material adverse effect on our business, financial condition, cash flow or results of operations.

We are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate any possible material weaknesses, primarily by implementing additional review procedures within our accounting, auditing and finance department, hiring additional staff, designing and implementing information technology and application controls in our financially significant systems, and, if appropriate, engaging external auditing and accounting experts to supplement our internal resources in our computation and review processes. While we are designing and implementing measures to remediate the material weaknesses, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that these measures will remediate either of the deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that may lead to a restatement of our consolidated financial statements or cause us to fail to meet our reporting obligations.

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. To comply with the requirements of being a public company, we expect to need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities, as well as subject us to litigation and claims, any of which would require additional financial and management resources. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

As a public company, we have incurred and expect to continue to incur increased expenses associated with the costs of being a public company.

We have and expect to continue to face a significant increase in insurance, legal, auditing, accounting, administrative and other costs and expenses as a public company that we did not currently incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404 of that Act, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”), the SEC and the NASDAQ, impose additional reporting and other obligations on public companies. Compliance with public company requirements have and will continue to increase our costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities that we have not done previously. For example, we recently created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements have and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if our independent registered accounting firm identifies a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs to remediate those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Being a public company has and may in the future make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance. We may ultimately be forced to accept reduced policy limits and coverage with increased self-retention risk or incur substantially higher costs to obtain the same or similar coverage in the future. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

The additional reporting and other obligations imposed by various rules and regulations applicable to public companies has and is expected to continue to increase legal and financial compliance costs and the costs of related legal, auditing, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs

Our actual operating results may differ significantly from our guidance.

From time to time, we provide forward-looking estimates regarding our future performance that represent our management’s estimates as of a point in time. These forward-looking statements are based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance on our projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions and conditions, some of which will change. The principal reason that we provide forward looking information is to provide a basis for our management to discuss our business outlook with stockholders. Forward-looking statements are necessarily speculative in nature, and it can be expected that some or all of the assumptions of our forward-looking statements will not materialize or will vary significantly from actual results. Accordingly, our forward-looking statements are only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our forward-looking statements and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making investment decisions.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on- golden parachute voting requirements, and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Common Stock that are held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Common Stock in the Company’s initial public offering of units, which was consummated on September 13, 2022 (the “IPO”). In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as it is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our securities less attractive because we will rely on these exemptions, which may result in a less active trading market for our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Cybersecurity risk management is part of the Company’s overall risk management. Our cybersecurity risk management is designed to provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers. We rely on the cybersecurity protections of many of our third party service providers. Our primary third party service providers, utilize two (2) factor authorization as well as login and password protections with email verifications.

Our Board has overall oversight responsibility for our risk management, including our cybersecurity risk management. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored. Any significant cybersecurity incidents are reported to the audit committee of the Board, which consists of only independent directors. We have not experienced any cybersecurity incidents in fiscal years 2023 or 2022.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident.

ITEM 2. PROPERTIES.

ECD leases its manufacturing facility of over 100,000 square feet, which is located in the Trinity Industrial Center at 4930 Industrial Lane, Unit 107, Kissimmee, FL 34758 (the “Trinity Center Lease”). A copy of the Trinity Center Lease is attached as Exhibit 10.16 to this annual report. ECD UK leases 7,432 square feet at Unit 5, “Q” Block”, The Crown Industrial Estate, Oxford Street, Burton Upon Trent, Staffordshire.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock and our Warrants are listed on the Nasdaq Global Market, under the symbols “ECDA” and “ECDAW,” respectively. As of May 1, 2024, the closing sale price of our Common Stock and the closing sales price of our Public Warrants were $1.20 and $0.03, respectively.

Number of Holders of our Common Stock

As of May 1, 2024, there were 29 holders of record of our Common Stock and 7 holders of record of our Public Warrants. In computing the number of holders of record of our common stock and warrants, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

Dividend Policy

We have not paid any cash dividends on our Common Stock to date. The payment of cash dividends by us in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

The Company has not sold any within the past three years which were not registered under the Securities Act except as follows:

Private Placements in Connection with the EFHT’s IPO

EF Hutton Partners, LLC, EFHT’s sponsor, purchased an aggregate of 3,450,000 shares of our common stock for an aggregate purchase price of $25,000. These shares are collectively referred to herein as “Founder Shares.” Thereafter on March 7, 2022, EFHT’s sponsor surrendered to EFHAC 575,000 founder shares for cancellation, leaving the sponsor with 2,875,000 founder shares. On March 8, 2022, EFHT’s sponsor transferred an aggregate total of 708,738 founder shares. Then on April 5, 2022, three of EFHT’s initial stockholders transferred an aggregate amount of 141,624 founder shares back to EFHT’s sponsor. On May 23, 2022, EFHT’s sponsor transferred an aggregate amount of 57,500 founder shares to the other three initial stockholders.

As of July 27, 2022, the founder shares were held by the following individuals and entities (who we refer to collectively as the “initial stockholders” throughout this Form S-4) as follows: the sponsor owns 2,250,386 founder shares, EFHT’s Chief Financial Officer, Kevin M. Bush owns 91,624 founder shares, EFHT’s directors, Thomas Wood owns 50,000 founder shares, Stanley Hutton Rumbough owns 50,000 founder shares, Anne Lee owns 50,000 founder shares, Paul Hodge Jr. owns 133,248 founder shares and SHR Ventures, LLC owns 249,742 founder shares.

Prior to the IPO, EFHT entered into agreements with certain anchor investors that committed each anchor investor to purchase 9.9% tranches of the Units or the actual Units allocated to it. Additionally, each of the ten 9.9% anchor investors purchased 75,000 founder shares from certain initial stockholders, for a total of 750,000 founder shares, at the original purchase price of founder shares or $0.009 per share. Each anchor investor acquired from the initial founder share owners on a pro-rata basis, an indirect economic interest in the founder shares.

On September 8, 2022, EFHT’s sponsor, SHR Ventures LLC, Paul Hodge, Jr. and Kevin Bush purchased an aggregate of 257,500 Private Units in a private placement at $10.00 per Private Unit.

No underwriting discounts or commissions were paid with respect to the foregoing sales.

PIPE Investment

Convertible Note

On October 6, 2023, EFHT and Defender SPV LLC entered into a definitive Stock Purchase Agreement pursuant to which EFHT agreed to issue a senior secured convertible note (the “Convertible Note”) with an aggregate principal amount equal to $15,819,209 to Defender SPV LLC in exchange for a loan in the original principal amount of $15,819,209 in a private placement to be consummated immediately prior to the consummation of the Business Combination.

Convertible Notes

On December 12, 2023, EFHT issued the Convertible Note with an aggregate principal amount equal to $15,819,209 to Defender SPV LLC, pursuant to the previously disclosed Stock Purchase Agreement dated October 6, 2023.

Underwriter and Vendor Shares

At the closing of the Business Combination, the Company issued an aggregate of 750,000 shares of common stock to EF Hutton LLC, in partial satisfaction of fees due to such parties in connection with the Business Combination.

Private Sale

On January 11, 2024, the Company completed the sale of 25,000 shares of Common Stock to Benjamin Piggott, a director of the Company, at a price of $10.00 per share for an aggregate purchase price of $250,000, in a private transaction. A copy of the Subscription Agreement is attached hereto as Exhibit 10.13.

Description of Securities

The following description summarizes the most important terms of ECD’s securities. The following summary does not purport to be complete and is subject to the Amended Charter, the Certificate of Designation of the Series A Convertible Preferred Stock, the Common Shares Warrant, the Preferred Shares Warrant, and the amended and restated bylaws and the provisions of applicable law. A copy of the Amended Charter, the Certificate of Designation of the Series A Convertible Preferred Stock, the Common Shares Warrant, the Preferred Shares Warrant, and the amended and restated bylaws is attached as Exhibit 3.3, Exhibit 3.4, Exhibit 4.1, Exhibit 4.2, and Exhibit 3.5 to this annual report, respectively. The stockholders are encouraged to read the applicable provisions of the DGCL, the Amended Charter, the Certificate of Designation of the Series A Convertible Preferred Stock, the Common Shares Warrant, the Preferred Shares Warrant, and the amended bylaws in their entirety for a complete description of the rights and preferences of ECD’s securities following the Business Combination.

Authorized and Outstanding Stock

We are a Delaware company and our affairs are governed by its certificate of incorporation, as amended and restated from time to time, and the Delaware General Corporation Law, which we refer to as the “DGCL” or “Delaware Law” below, and the common law of the State of Delaware. The Amended Charter authorizes the issuance of (i) 1,000,000,000 shares of common stock, par value $0.0001 per share (the “Common Stock”), and (ii) 20,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”).

New ECD’s Series A Convertible Preferred Stock Following the Business Combination

In connection with the Closing of the Business Combination, ECD filed the Certificate of Designations, a copy of which is attached hereto as Exhibit 3.4, designating a number of shares of “Series A Convertible Preferred Stock” of ECD. The authorized number of Series A Convertible Preferred Stock is Fifty Four Thousand, Eight Hundred and Nineteen (54,819) shares. Such shares of Series A Convertible Preferred Stock shall have all of the rights, preferences and privileges set forth in the Certificate of Designations as more fully described below.

Rank

The Series A Convertible Preferred Stock ranks senior to all shares of ECD Common Stock, and to all other classes or series of capital stock of ECD (such junior stock is referred to herein collectively as “Junior Stock”) with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of ECD.

Dividend Rights

From and after the first date of issuance of any initial shares of Series A Convertible Preferred Stock (the “Initial Issuance Date”) and prior to the date of the initial exercise of the Preferred Warrants (the “Initial Preferred Warrant Exercise Date”), unless a triggering event has occurred and is continuing, holders of Series A Convertible Preferred Stock shall not be entitled to dividends. From and after the Initial Preferred Warrant Exercise Date, dividends on the Series A Convertible Preferred Stock shall commence accruing and shall be computed on the basis of a 360-day year and twelve 30-day months and shall be payable in arrears for on the first trading day of each fiscal quarter (each, an “Dividend Date”). Dividends shall be payable on each Dividend Date, to each record holder of Series A Convertible Preferred Stock on the applicable Dividend Date, in shares of ECD Common Stock (“Dividend Shares”) so long as there has been no Equity Conditions Failure; provided however, that ECD may, at its option following notice to each holder, pay dividend on any Dividend Date in cash (“Cash Dividend”) or in a combination of Cash Dividend and Dividend Shares.

Liquidation Preference

In the event of a liquidation, dissolution or winding-up of ECD, whether voluntary or involuntary, the stockholders of Series A Convertible Preferred Stock shall be entitled to receive in cash out of the assets of ECD, whether from capital or from earnings available for distribution to its stockholders (the “Liquidation Funds”), before any amount shall be paid to the holders of any of shares of Junior Stock, but pari passu with any parity stock then outstanding, an amount per share of Series A Convertible Preferred Stock equal to the sum of (i) the Black Scholes Value (as defined in the Common Warrants) with respect to the outstanding portion of all Common Warrants held by such holder (without regard to any limitations on the exercise thereof) as of the date of such event and (ii) the greater of (A) 125% of the Conversion Amount (as defined below) of such Series A Convertible Preferred Stock on the date of such payment and (B) the amount per share such holder would receive if such holder converted such Series A Convertible Preferred Stock into ECD Common Stock immediately prior to the date of such payment, provided that if the Liquidation Funds are insufficient to pay the full amount due to the holders and holders of shares of parity stock, then each holder and each holder of parity stock shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such holder and such holder of parity stock as a liquidation preference, in accordance with their respective certificate of designations (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Series A Convertible Preferred Stock and all holders of shares of parity stock.

Conversion and Redemption Rights

At any time after the Business Combination, each stockholder shall be entitled to convert any portion of the outstanding Series A Convertible Preferred Stock held by such stockholder into validly issued, fully paid and non-assessable shares of ECD Common Stock. The number of shares of ECD Common Stock issuable upon conversion of any Series A Convertible Preferred Stock shall be determined by dividing (i) the Conversion Amount (as defined in the Certificate of Designation) of such Series A Convertible Preferred Stock by (y) $10.00 (subject to adjustments). A stockholder’s ability to convert Series A Convertible Preferred Stock into shares of ECD Common Stock is subject to a 4.99% blocker, such that a stockholder cannot convert Series A Convertible Preferred Stock into shares of Common Stock to the extent it will make the stockholder a beneficial owner of more than 4.99% of the Common Stock.

The stockholders of Series A Convertible Preferred Stock have redemption rights upon the occurrence of a Triggering Event (as defined in the Certificate of Designation). After the completion of the Business Combination, ECD will have the right to redeem all or any part of Series A Convertible Preferred Stock then outstanding.

Voting and Other Preferred Rights

Holders of Series A Convertible Preferred Stock shall have no voting rights, except as required by law (including without limitation, the DGCL) and as expressly provided in the Certificate of Designations.

Common Shares Warrant

At closing of the Business Combination, ECD issued to the Investor a warrant to purchase 1,091,525 shares of ECD Common Stock (“Common Shares Warrant”) at an exercise price of $11.50 per share, which became immediately exercisable upon the closing of the Business Combination. The Common Shares Warrant is attached hereto as Exhibit 4.1.

Preferred Shares Warrant

At closing of the Business Combination, ECD issued to the Investor a warrant to purchase 15,819 shares of ECD Series A Convertible Preferred Stock (“Preferred Shares Warrant”) at an exercise price of $900 per share, which will become exercisable at any time on or after the later of (i) the issuance date of the Preferred Shares Warrant and (y) the date all of the initial Series A Convertible Preferred Stock issued to the Investor have been converted in full. The Preferred Shares Warrant is attached hereto as Exhibit 4.2.

Transfer Agent

The transfer agent and registrar for our securities is Continental Stock Transfer & Trust Company.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “ECD,” “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination (as defined below), the business and operations of ECD and its consolidated subsidiaries, and (ii) prior to the Business Combination, ECD (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiary.

Business Overview and Strategy

ECD is an award winning, custom-car builder with a focus on British classic vehicles. We provide clients a one-of-a kind immersive luxury automotive design experience for each of its unique custom builds, where customers may design every aspect of the vehicle. In sequence, our highly trained technicians, master-certified ASE craftsmen, hand-built, from the ground up, in 2,200 man-hours, a completely restored vehicle, replacing substantially its every single component– customizing the engine, the color, the seating, the stitching, the electronics and the cosmetic finishes. All elements of the process are completed in-house. We primarily earn our revenue from the sale of the customized vehicle directly to the customer, as well as by providing repair or upgrade services to customers, and from the sale of extended warranties. Occasionally we earn commissions on resale of used vehicles. Our revenues, net, were $15.1 million and $12.3 million for the years ended December 31, 2023 and 2022, respectively. We had net loss of $1.6 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively.

The Company’s business is subject to retail industry trends and conditions and the sales of new and used vehicles. Worldwide economic conditions impact consumer spending and if the global macroeconomic environment deteriorates, this could have a negative effect on the Company’s revenues and earnings.

Although we believe that our product is geared towards a certain customer base that is not as vulnerable to the global economic conditions, there are certain levels of volatility related to domestic and international markets, increased competition by manufacturers, technological advancements, customer acceptance, discretionary consumer spending and general economic conditions. All of our products are subject to price fluctuations in materials and labor costs, which could affect the carrying value of inventories and gross margins in the future.

Our headquarters, known as the “Rover Dome,” is a 100,000-square-foot facility located in Kissimmee, FL, where 89 employees are currently located, including 72 talented craftsmen and technicians, who hold a combined 69 National Institute for ASE and 4 master level certifications. ECD, by means of ECD UK, operates a logistics center in the United Kingdom where its professionals work to source and transport over-25-year-old work vehicles back to the United States for restoration.

Merger with EF Hutton Acquisition Corporation I

On December 12, 2023, ECD Automotive Design, Inc., formerly known as EF Hutton Acquisition Corporation I (the “Company” or the “Registrant”), completed the business combination (the “Business Combination”) contemplated by the merger agreement, dated as of March 3, 2023, as amended on October 14, 2023 (the “Merger Agreement”) by and among EF Hutton Acquisition Corporation I (“EFHT”), Humble Imports Inc., d/b/a ECD Auto Design, a Florida corporation (“Humble” or “ECD”), ECD Auto Design UK, Ltd., an England and Wales corporation (the “ECD UK”), EFHAC Merger Sub, Inc., a Florida corporation (“Merger Sub”) and wholly-owned subsidiary of EFHT, and Scott Wallace, as the Securitiyholder Representative. The Merger Agreement was previously reported on the Current Report on Form 8-K filed by EFHT with the SEC on March 6, 2023.

At the Closing, pursuant to the terms of the Merger Agreement and after giving effect to the redemptions of shares of EFHT Common Stock:

●	the total consideration paid at the Closing (the “Merger Consideration”) by EFHT to Humble security holders was 26,500,000 shares of Company Common Stock, 25,000 shares of Company Preferred Stock, a warrant to purchase 1,091,525 shares of Company Common Stock, and a warrant to purchase 15,819 shares of Company Preferred Stock, (the “Securities Consideration”), and a cash payment of $2,000,000 pro rata to the former security holders of Humble (the “Cash Consideration” and, collectively with the Securities Consideration, the “Merger Consideration”);

●	each share of Merger Sub common stock, par value $0.0001 per share (“Merger Sub Common Stock”), issued and outstanding immediately prior to the Effective Time was converted into one newly issued share of Company Common Stock of the Surviving Corporation.

Following the filing of a Certificate of Merger with the Florida Department of State, Merger Sub merged with and into Humble with Humble as the surviving corporation, effective December 12, 2023. Thus, Humble became a wholly-owned subsidiary of the Company. In connection with the Merger, the Company changed its name to “ECD Automotive Design, Inc.”

Other Recent Developments

Prior to the Merger, on October 6, 2023, ECD amended its articles of incorporation which authorized 100 shares of common stock with no par value to authorize 500,000,000 shares of common stock with no par value and 20,000,000 shares of Preferred Stock with no par value. Included in this amendment, the Company created and designated 54, 819 shares of preferred stock as “Series A Convertible Preferred Stock.”

Effective October 11, 2023, ECD closed the transaction memorialized in the Securities Purchase Agreement, dated October 6, 2023 (the “Humble SPA”) by and between ECD and Defender SPV LLC (the “Investor”) pursuant to which ECD agreed to issue to the Investor (i) 39,000 shares of Series A Convertible Preferred Stock of the Company convertible into shares of ECD Common Stock; (ii) 1,100,000 shares of ECD Common Stock; (iii) a warrant to acquire 1,091,525 additional shares of ECD Common Stock; and (iv) a warrant to acquire 15,819 shares of ECD Series A Convertible Preferred Stock, for a purchase price equal to $300,000.

Securities Purchase Agreement

On October 6, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional Lender (the “Lender”) pursuant to which the Company issued to the Lender a senior secured convertible note (the “Convertible Note”) in exchange for a loan in the principal amount of $15,819,209. The Convertible Note shall accrue interest at an annual rate equal to the Prime Interest rate plus 5% per annum which is payable quarterly in cash, or upon the Company’s option, in securities of the Company provided certain conditions are met at the increased interest rate of the Prime Interest rate plus 8% per annum. The Company is required to pay a late charge of 12% per annum (“Late Charges”) on any amount of principal or other amounts that are not paid when due. The Convertible Note is convertible into shares of the Company’s common stock, par value $0.0001 per share at the option of the Lender at a conversion price of $10.00 per share, subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the common stock issuable upon conversion of the Convertible Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $6.00. The conversion price is subject to a downward adjustment if the Company issues equity in the future at a price less than $10.00, except for equity issued in connection with certain strategic acquisitions. The conversion price is also subject to a downward adjustment if the Company fails to satisfy certain performance conditions set forth in the Convertible Note. Upon the Lender’s conversion, the conversion amount shall be equal to 115% of the principal amount to be converted under the Convertible Note plus any accrued and unpaid interest and accrued and unpaid Late Charges on such principal and interest, if any (the “Conversion Rate”). Lender’s ability to convert the Convertible Note into shares of common stock is subject to a 4.99% blocker, such that Lender cannot convert the Convertible Note into shares of common stock to the extent it will make the Lender a beneficial owner of more than 4.99% of the common stock. The Company has the option to prepay the Convertible Note, upon thirty (30) business day written notice, by paying the product of the 20% redemption premium multiplied by the greater of (i) the conversion amount to be redeemed and (ii) the product of (x) the Conversion Rate with respect to the conversion amount to be redeemed multiplied by (y) the greatest closing sale price of the Company’s common stock on any trading day immediately preceding such notice of redemption and the date the Company makes the entire payment required.

The Convertible Note has a maturity date of December 12, 2026 and will rank senior to all outstanding and future indebtedness of the Company and its subsidiaries. The Convertible Notes are secured by a first priority perfected security interest in all the existing and future assets of the Company and its direct and indirect subsidiaries, including a pledge of all of the capital stock of each of the subsidiaries. The Convertible Note also provides that the Company and its subsidiaries execute a guaranty (the “Guaranty”) to guaranty the obligations under the Convertible Note and the Security Agreement, that all insider stockholders of the common stock shall execute a lock-up agreement (the “Lock-Up Agreement”) restricting their sale of the common stock until six months after the registration statement registering the shares of common stock underlying the Convertible Note is declared effective and a joinder agreement (the “Joinder Agreement”) pursuant to which the Company and its Subsidiaries agree and consent to be parties to the Security Agreement.

The Convertible Note includes an original issue discount of $2,119,209 and debt issuance costs of $3,088,883. As of December 31, 2023, the Company recorded $72,335 of amortization expense of the debt discount in the consolidated statement of operations. As of December 31, 2023, and 2022, accrued interest on the Convertible Note in the consolidated balance sheets was $113,000 and $0, respectively.

Key Factors Affecting Results of Operations

We have set out below a discussion of the key factors that have affected our financial performance and that are expected to impact our performance going forward. These factors present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this proxy statement/prospectus titled “Risk Factors”.

Supply Chain Management

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of COVID-19. The pandemic has significantly impacted the economic conditions in the United States, as federal, state, and local governments have reacted to the public health crisis, creating significant uncertainties in the United States, as well as the global economy. In the interest of public health and safety, U.S. jurisdictions (national, state, and local) where our primary operations and those of many of our customers are located, required mandatory business closures and capacity limitations, or other restrictions for those that were permitted to continue to operate. In view of such restrictions, we interrupted our operations on April 1, 2020 and paid all staff a retained reduced rate during the closure. We progressively resumed production as from May 1, 2020, reaching our standard production levels by June 2020. Such interruption caused us to produce six fewer vehicles in 2020 compared to the budget.

Due to the 2020 COVID-19 pandemic, our operations were primarily impacted by the disruption in the global supply chain and price increases in materials and shipping costs, but not in our internal operations, as we and our major suppliers were considered part of the essential activities. In 2020, the cost of available shipping increased due to the lack of port workers and tractor trailer drivers, which negatively affected the transit of cargo ships and caused delays in the delivery of merchandise. At the time, we mostly relied on the Ports of Brunswick and Savannah for the delivery of our parts and materials into the United States. Consequently, in order to mitigate such impacts, we have included additional shipping routes to our operations, namely the Ports of Baltimore, Jacksonville, and Everglades (Miami). In 2021, we avoided impacts to our operations by stocking raw materials and internal inventory prior to our closure in April 2020, ensuring that we would be able to operate at a normal pace once we resumed operations.

During 2022, our North Line was open and operating at its full capacity completing four to five full builds per month.

We continue to explore opportunities to reduce our costs, improve efficiencies, and increase our margins. As a result of these efforts, in July 2021, two shareholders of the Company opened ECD UK. ECD UK was formed to facilitate procuring parts and vehicles overseas for the Company. For additional information, see item “Summary – The Parties to the Business Combination – Humble Imports Inc”.

We continue to focus on cash flow and anticipate having sufficient resources to operate during 2023.

Manufacturing Facility Expansion

On August 11, 2021, we entered into a lease agreement, whereby the Company agreed to lease 100,000 sq. ft. of manufacturing, warehouse, and office space in Kissimmee, Florida, for a term of 125 months following the lease commencement date. The new state-of-the art facility allows for production efficiencies, enables us to scale our productions, and positions us for extensive growth. We increased our production by approximately 20% in 2023 utilizing one shift. We are planning to add an additional 10,000 sq. ft. space in the second half of 2024 to accommodate the storage of delivery ready vehicles as well as base vehicles shipped from ECD UK.

Our Growth Plans

We introduced Jaguar E-type in 2022, which we sell at a higher price point and with a higher gross margin as compared to our traditional Land Rover Defender, Range Rover and Land Rover Series models. We currently use a third of our production floor for quality control and warranty services. We plan to relocate our quality and warranty services in 2024 to a new facility that will function as a warranty, used vehicles sales, and service center, and to add a third production area that will focus on iconic American vehicles. We expect to incur one-time expenses of approximately $300,000 to move the service center, comprising moving costs of $250,000 and engineering costs of $50,000. We anticipate annual costs of approximately $360,000 to operate the warranty, used vehicle sales, and service center. As part of this change, we expect to hire 10 technicians in 2024, at an estimated annual cost of approximately $620,000, which will enable us to launch the addition of the iconic American vehicle products. We expect our margins to further improve as we increase scale, resulting in lower component costs and improved absorption of our fixed manufacturing overhead.

We anticipate opening new marketing channels in 2024. We intend to (i) include outreach events in the U.S. locations where we have experienced high customer demand, (ii) introduce various events on-site with attendance of market influencers increasing customer participation, (i) scale marketing by increasingly building our relationship with the press and social influencers; and (ii) expand our presence in international markets, such as Europe, Canada and United Arab Emirates.

Key Business Metrics

We use certain key metrics and financial measures not prepared in accordance with GAAP to evaluate and manage our business.

Adjusted EBITDA

We define adjusted EBITDA, a non-GAAP financial measure, as earnings (loss) before interest expense, income tax expense (benefit), depreciation and amortization, as adjusted to exclude transaction expenses. See “Non-GAAP Financial Measures” for a reconciliation of GAAP net loss to adjusted EBITDA. We utilize adjusted EBITDA as an internal performance measure in the management of our operations because we believe the exclusion of these non-cash charges allow for a more relevant comparison of our results of operations to other companies in our industry. Adjusted EBITDA should not be viewed as a substitute for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	For the year ended December 31,
	2023	2022
Net loss	$(1,601,479)	$(1,459,584)
Excluding:
Interest expense, net	653,429	19,000
Income tax (benefit) expense	515,444
Other income, net	85,142	38,699
Depreciation and amortization	156,962	72,303
Transaction costs	1,285,000
Adjusted EBITDA	1,094,498	(1,329,582)

Adjusted EBITDA increased $2.4 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The primary driver for this was a significant improvement in our gross margins for Builds. This increase in gross profit was driven by the increase in average selling price per vehicle by $24,697 representing over 60% of the gross profit increase. Also attributing to the gross profit improvement was a decrease in cost of materials and production efficiencies.

Components of Results of Operations

We manage our business globally within one operating segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance.

Net Revenues

Our Net Revenues consist of product revenue, service revenue, and warranty revenue. Each of the categories is described below.

Product Revenue – Parts and Builds

The Company generates revenue through the sale of rebuilt or upgraded Land Rover Defender, Range Rover Classics, Land Rover Series and Jaguar E-Types vehicles directly to customers. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s product to customers based -the transfer of title or shipping terms in the arrangement. The entire transaction revenue is allocated to this performance obligation. Product revenue is recognized after a customer sends the final balance due, and our client services team carry out all of the necessary paperwork to assign title/registration to the customer, or deliver the vehicle to the customer.

Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives from 25% to 50% of the total consideration of the contract from its customers as acceptance of contract, excluding any upgrades, which are initially recorded in customer deposits, and are recognized as net revenue when the products are shipped.

Service Revenue

The Company generates revenue through providing repair or upgrade services to customers. The Company agrees with the customer on a budget and deliverable. This is typically evidenced by an email, including the quote of our works, prepared by the accounting software Xero, which represents the customer arrangement. There is a single performance obligation, which is the Company’s promise to perform the retrofit, repair or upgrade work on the vehicle. The entire transaction price is allocated to this single performance obligation. Service revenue is recognized when the repair or upgrade work is completed, and the customer receives the vehicle.

Warranty Revenue

The Company generates revenue through the sale of extended warranties to customers. The customers agree to the terms and conditions at the time of purchase, which represents the customer arrangements. The period covered by the extended warranty is usually two years. The Company has elected to apply the optional exemption provided in ASC 606 and, therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

Product Limited Warranty

Consistent with industry practice, the Company generally offers customers a limited warranty for work performed on the vehicle under the builds/sales contract. The customers do not have a contractual right of return. The Company only offers a limited warranty for the work performed on the vehicle under the contract. If a customer disputes any work performed, the Company will attempt to remedy the work; however, it shall not be required to discount the transaction price.

Cost of Goods Sold

Our cost of goods sold primarily consists of cost of materials, labor costs, shipping and freight, customs and duty, outside services, as well as tools and supplies used in the manufacturing facility. Labor costs are tracked by direct labor, warranty labor, and quality control labor.

Sales and Marketing Expenses

The Company’s sales and marketing expenses primarily consist of advertising costs, public relations, marketing and promotional expenses, travel costs, and printing expenses. We expect selling and marketing expenses will increase in absolute terms with the continued growth of our business and the introduction of new marketing channels.

General and Administrative Expenses

The Company’s general and administrative expenses primarily consist of salaries, benefits and other personnel related costs, professional fees, information technology, outside services, transportation costs, occupancy costs, employee recruitment and training costs, and general office expenses. We expect general and administrative expenses will increase in absolute terms to support continued growth of our business. We also expect to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations and other professional services.

Depreciation Expense

The Company’s depreciation expense consists of depreciation of our long-term assets, building improvements, manufacturing equipment and tooling, office equipment, and furniture and fixtures. Depreciation is calculated using the straight-line method over the asset’s estimated useful life of 5 to 15 years.

Other Income and Expenses

The Company’s other income and expenses primarily consist of interest income and expense, gain (loss) on sale of assets, resale commissions income, and other income and expense items. These categories are described in more detail below.

Resale Commissions Income

Our resale commissions income represents commissions earned from the resale of used vehicles originally built by us that we buy back from customers.

Interest Expense

Interest expense represents interest on the loan under Letter of Credit Agreement with a third party and interest on the Convertible Note.

Gain (Loss) on Sale of Assets

Gain or loss on sale of assets represents any gain or loss realized from disposition of the Company’s long-term assets.

Other Income and Expense

The Company’s other income and expenses represent foreign currency exchange gains and losses, interest income, and other miscellaneous items, such as vendor refunds. Our interest income represents bank interest earned on cash in the Company’s savings account.

Results of Operations

To provide readers with meaningful comparisons, the following analysis provides comparisons of the financial results for the years ended December 31, 2023 and 2022. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations and Comprehensive (Loss) Income. The following table sets forth our results of operations for the periods presented:

	For the years ended December 31,		Variance	Variance
	2023	2022	($)	(%)
		As restated
Revenue, net	$15,123,596	$12,343,745	$2,779,851	22.5%
Cost of goods sold	10,874,358	10,648,868	225,490	2.1%
Gross profit	4,249,238	1,694,877	$2,554,361	150.7%

Operating expenses:
Sales and marketing expenses	487,586	299,388	188,198	62.9%
General and administrative expenses	5,240,230	3,285,140	1,955,090	59.5%
Depreciation and amortization expenses	156,962	72,303	84,659	117.1%
Total operating expenses	5,884,778	3,656,831	2,227,947	60.9%

Loss from operations	(1,635,540)	(1,961,954)	326,414	(16.6)%

Other income (expense):
Interest expense	(653,429)	(19,000)	(634,429)	3339.1%
Loss on sale of asset	-	(56,454)	NM	(100)%
Resale commissions income	86,370	539,659	(453,289)	(84.0)%
Other income	85,142	38,699	46,443	120.0%
Total other income (loss)	(481,917)	502,904	(984,821)	(195.8)%
Loss before income taxes	(2,117,457)	(1,459,050)	(658,407)	(45.1)%
Income tax benefit	515,444	-	515,444	NM

Net loss	$(1,602,013)	$(1,459,050)	$(142,963)	9.8%

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Continuing Operations

The tables presented in this section set forth, for the periods indicated, certain Statement of Operations data for the years ended December 31, 2023, and December 31, 2022.

Net Revenue by Product Category

The following table summarizes the Company’s net revenues disaggregated by product category:

	Year Ended December 31,
	2023	2022	Change	Change %
		As Restated
Parts	$41,341	$95,293	$(53,952)	(56.6)%
Builds	14,932,419	12,074,752	2,857,667	23.7%
Service	30,950	161,705	(130,755)	(80.9)%
Warranty	118,886	11,995	106,891	891.1%
Total revenues, net	$15,123,596	$12,343,745	$2,779,851	22.5%

Vehicle builds represented 98.7% of the revenue for the year ended December 31, 2023, compared to 97.8% for the year ended December 31, 2022, and increased $2,857,667 for the year ended December 31, 2023, as compared to the prior year. The primary driver of the revenue increase for the year ended December 31, 2023 compared to the prior year was the increase in average selling price per vehicle by $25,075 and increased production due to efficiency improvements. The increased average selling price contributed $1,386,397 to the increase in revenue and the increase in production contributed $1,478,541 to the increase in revenue.

Parts, service, and warranty represent a small portion of our revenue. Those categories combined represented 1.3% of the revenue for the year ended December 31, 2023, compared to 2.1% for the year ended December 31, 2022, a decrease of $77,816 for the year ended December 31, 2023, as compared to the year ended December 31, 2022.

Gross Profit and Gross Margin Percentage

	Year Ended December 31,
	2023	2022	Change	Change %
Parts	$33,408	86,246	-52,838	(61.3)%
	80.8%	90.5%	-9.7%
Builds	4,190,379	1,521,345	2,668,985	175.4%
	28.1%	12.6%	15.5%
Service	15,475	85,437	-69,962	0.0%
	50.0%	0.0%	50.0%
Warranty	9,976	1,799	8,177	454.5%
	8.4%	15.0%	-6.6%
Total Gross Profit	$4,249,238	1,694,877	2,554,362	150.7%
	28.1%	13.7%	16.6%

Parts Gross margins decreased as a result of lower sales and product mix as the company focused on building vehicles than selling parts.

Gross margins in the Builds category increased by 123% during the year ended December 31 2023, compared to the year ended December 31, 2022, due to a decrease in per truck material costs, and efficiencies in the build process. The primary driver of the increase in gross profit was the increase in average selling price per vehicle by $24,697 representing over 60% of the gross profit increase. Also attributing to the gross profit improvement was a decrease in cost of materials and production efficiencies.

Gross margins in the Warranty category for the full year, 2023 decreased as compared to full year, 2022, mostly attributable to a 16.4% decrease in warranty revenue.

Operating Expenses

	Year Ended December 31,
	2023	2022	Change	Change %
		As restated
Operating expenses:
Sales and marketing expenses	$487,586	$299,388	$188,198	62.9%
General and administrative expenses	5,240,230	3,285,140	1,955,090	59.5%
Depreciation and amortization expenses	156,962	72,303	84,659	117.1%
Total operating expenses	$5,884,778	$3,656,831	$2,227,947	60.9%

The Company experienced an overall increase in operating expenses of $2,227,947 for the year ended December 31, 2023, as compared to the year ended December 31, 2022.

For the year ended December 31, 2023, selling and marketing expenses increased $188,198, as compared to the year ended December 31, 2022. This increase was primarily attributable to an increased volume of advertising and printing as the Company increased its advertising, promotions, and social media presence in response to higher online traffic as well as due to the increased price of web advertising compared to the prior year.

General and administrative expenses increased $1,955,090 during the year ended December 31 2023, as compared to the year ended December 31, 2022. The primary driver for the increase in general and administrative expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was due to the growth and expansion of our operations as well as costs related to being a public company, specifically, approximately $950,000 of legal and accounting fees related to the Merger. Other increases were related to an increase in office salaries of $800,000, higher occupancy costs of approximately $95,000, and an increase in insurance expense of approximately $109,000 increased general and administrative expenses. We expect to invest in our corporate organization and incur additional expenses associated with transitioning to, and operating as, a public company, including increased legal, audit, tax and accounting costs, investor relations costs, higher insurance premiums and compliance costs. As a result, we expect that general and administrative expenses will increase in absolute dollars in future periods but decline as a percentage of total revenue over time. Our inability to scale our expenses could negatively impact profitability.

For the year ended December 31, 2023, depreciation expense increased $84,659, as compared to the year ended December 31, 2022. This increase was primarily due to additional depreciation related to the buildout costs for the new Kissimmee facility.

Other (Expense)Income

	Year Ended December 31,
	2023	2022	Change	Change %
		As restated
Interest expense	$(653,429)	$(19,000)	$(634,429)	3339.1%
Loss on sale of asset	-	(56,454)	NM	(100.0)%
Resale commissions income	86,370	539,659	(453,289)	(84.0)%
Other income	85,142	38,699	46,443	120.0%
Total other income (loss)	$(481,917)	$502,904	$(984,821)	(195.8)%

Resale commission income for the year ended December 31, 2023 and 2022 was $86,370 and $539,659, respectively. There was decrease in resale commission income as the company was focused on increasing capacity in the primary business of building new vehicles.

For the year ended December 31, 2023, other income, net increased $46,443, as compared to the year ended December 31, 2022.

 For the year ended December 31, 2023, the Company recognized a deferred tax asset resulting in deferred tax income of $515,444, as compared to the year ended December 31, 2022.

Liquidity and Capital Resources

Uses and Availability of Funds

Our primary sources of funds are customer deposits, collections of deferred revenue, and proceeds from loan payable. The Company relies on customer deposits to fund working capital requirements. Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives from 25% to 50% of the total consideration of the contract, except for upgrades, from its customers as acceptance of contract, which are initially recorded in customer deposits, and are recognized as net revenue when the products are titled or delivered. As of December 31, 2023, the Company had customer deposits in the amount of $6,649,150. In addition to the customer deposits, as of December 31, 2023, the Company had $10,947,362 of contract consideration allocated to a performance obligation not yet completed, and deferred revenue for vehicles that were completed, but title had not been transferred to the customer as of December 31, 2023.

Our primary uses of capital are, and we expect will continue to be, inventory purchases, manufacturing costs, compensation and related expenses, advertising and marketing, legal and other regulatory expenses, general administrative costs, and capital expenditures. Our capital requirements will depend on many factors, including our revenue growth rate, the timing and amount of cash received from customers, the expansion of sales and marketing activities and the timing and extent of spending to support development efforts.

Financial Condition

We are subject to credit risks, particularly if any of deferred revenue represent a limited number of customers. If we are unable to collect our deferred revenue as it becomes due, it could adversely affect our liquidity and working capital position.

Generally, we have been able to collect our deferred revenue in the ordinary course of business. We hold vehicles as collateral to secure payment from customers. We do not have trade credit insurance for any of our customers to mitigate accounts receivable risk.

As of December 31, 2023, we had cash and cash equivalents of $8,134,211. The Company’s primary source of operating funds since inception has been from cash receipts from sales and proceeds from loan payable. Immediately prior to the closing of the Business Combination on December 12, 2023, the Company executed and delivered to the Lender a senior secured convertible note (the “Convertible Note”), in exchange for a loan in the principal amount of $15,819,209. The Convertible Note shall accrue interest at an annual rate equal to the Prime Interest rate plus 5% per annum which is payable monthly in cash or, upon the Company’s option, in securities of the Company provided certain conditions are met at the increased interest rate of the Prime Interest rate plus 8% per annum. The Company is required to pay a late charge of 12% per annum (“Late Charges”) on any amount of principal or other amounts that are not paid when due. The Convertible Note is convertible into shares of Company Common Stock at the option of the Lender at a conversion price of $10.00 per share, subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the Company Common Stock issuable upon conversion of the Convertible Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $6.00. The note has a three-year term.

Based on the cash balance of approximately $8.1 million and cash flow from operations, after interest payments, the Company has determined that the Company’s sources of liquidity will be sufficient to meet the Company’s financing requirements for the one-year period from the issuance of the consolidated financial statements.

Cash Flows

Cash flows for the year ended December 31, 2023 and 2022

As of December 31, 2023, we had a working capital of $198.824, which includes cash and cash equivalents of $8,134,211, compared with a working capital deficit of $5,333,679 at December 31, 2022, which included cash and cash equivalents of $3,514,882. Increases in inventory, deferred revenue, accrued expenses and current lease liability were primary drivers that resulted in the increase in the working capital deficit. We plan to use our current cash position as well as collections from accounts receivable, and the cash generated from our operations, when applicable, to fund the current operations of the business. The following table summarizes our cash flow activity for the periods presented:

	For the Year Ended December 31,
	2023	2022
		As Restated
Cash Provided By (Used In)
Operating Activities	$(5,007,963)	$1,494,130
Investing Activities	(554,815)	(509,730)
Financing Activities	10,182,107	(278,161)
Net increase (decrease) in cash and cash equivalents	$4,619,329	$706,239

Net cash (used in) provided by operating activities

Operating activities used cash of $5,007,963 for the year ended December 31, 2023, primarily due to the increase in inventory and increase in debt issuance costs, partially offset by an increase in customer deposits.

During the year ended December 31, 2022, operating activities provided cash of $1,494,130, primarily due to an increase in customer deposits and funds received related to ERTC receivable, partially offset by an increase in inventories.

Net cash used in investing activities

Investing activities used cash of $554,815 for the year ended December 31, 2023, related to purchasing of warehouse and office equipment.

Investing activities used cash of $509,730 for the year ended December 31, 2022, primarily due to the capital expenditures related to the new Kissimmee facility build out costs.

Net cash provided (used in) by financing activities

Financing activities provided cash of $10,182,107 for the year ended December 31, 2023, primarily related to proceeds from the Convertible Note and the issuance of shares offset by distributions to the shareholders and repayment of the loan payable of $500,000.

Financing activities used cash of $278,161 for the year ended December 31, 2022, due to distributions to the shareholders.

Contractual Obligations and Commitments

The following table summarizes our future material cash requirements from our contractual lease obligations at December 31, 2023:

Total Future Lease Obligations
2024	$557,703
2025	575,360
2026	535,720
2027	492,318
2028	508,885
And thereafter	2,765,297
$5,435,283

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings and possible future public or private debt and/or equity offerings. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, and access to equity capital markets, taken together, provides adequate resources to fund ongoing operating expenditures for the next twelve months. In the event that they do not, we may require additional funds in the future to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.

Impact of Inflation and Currency Fluctuation

While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation during the year ended December 31, 2022, resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased product costs, increased labor costs in the supply chain and other disruptions caused by the COVID-19 pandemic and the uncertain economic environment. We have also experienced varying levels of inflation during the three and six months ended June 30, 2023, resulting in part from increased product costs and increased labor costs by the uncertain economic environment. The Company has been actively working to mitigate these factors through a combination of sales price adjustments and other sourcing strategies, as such issues have continued into 2023. Severe increases in inflation could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations. Inflation did not have a material impact on our operations for the years ended December 31, 2022, or December 31, 2021.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Net currency exchange gains (losses) were not material for the years ended December 31, 2023, and 2022.

Seasonality

We typically do not experience seasonality in our operations.

Related Party Transactions

The Company has related party transactions consisting of payments for services provided by companies owned by certain family members of the shareholders. See Note 13 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Recent Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 4 of the Notes to the Consolidated Financial Statements of this Annual Report on Form10-K.

Critical Accounting Policies and Estimates

General

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions can be subjective and complex and may affect the reported amounts of assets and liabilities, revenues, and expenses reported in those financial statements. As a result, actual results could differ from such estimates and assumptions. During 2021 and 2022, there have been continuous changes to the global economic situation, as a consequence of the COVID-19 pandemic. It is possible that this could cause changes to estimates, as a result of the financial circumstances of the markets in which the Company operates, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements.

While our significant accounting policies are described in more detail in Note 4 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue is recognized when the Company transfers promised goods or services to the customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Product Revenue – Parts and Builds

The Company generates revenue through the sale of Land Rover vehicle directly to customers. The Company considers the build/sales contracts to be the contracts with the customer.. There is a single performance obligation in all of the Company’s contracts, which is to build a vehicle based on customer specifications, transfer title or delivery of product under the terms in the arrangement. Product revenue is recognized when the product build is completed and title has been transferred, or product is delivered. The Company concluded that this was the appropriate time to record revenue based on the following criteria. (1) ECD has a right to full payment for the product. (2) The customer has legal title to the product and (3) The customer has the significant risks and rewards of ownership of the asset. There are certain build contacts, “owner donor vehicles” where title remains with the customer for the entire project. Under these contracts, revenue is recognized at a point in time when the truck is delivered back to the customer.

Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives approximately 50% of the total consideration of the contract from its customers as acceptance of contract, which is initially recorded as deferred revenue. Upon completion of the build the remaining 50% is billed and initially recorded as deferred revenue, and recognized as net revenue when the product build is completed and title is legally transferred.

Service Revenue

The Company generates revenue through providing repair or upgrade services to its customers. The Company agrees with the customer on a budget and specific deliverable. This is typically evidenced by a quote which represents the customer arrangement. There is a single performance obligation, which is the Company’s promise to perform the repair or upgrade work on the vehicle. The entire transaction price is allocated to this single performance obligation. Service revenue is recognized when the repair or upgrade work is completed and the customer receives the vehicle.

Warranty Revenue

The Company generates revenue through the sale of extended warranty to customers. The customers agree to the terms and conditions at the time of purchase, which represents the customer arrangements. The period covered by the extended warranty is usually one year. The Company has elected to apply the optional exemption provided in ASC 606 and therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

Product Limited Warranty

Consistent with industry practice, the Company generally offers customers a limited warranty for work performed on the vehicle under the builds/sales contract. The customers do not have a contractual right of return. The Company only offers a limited warranty for the work performed on the vehicle under the contract. If a customer disputes any work performed, the Company will attempt to remedy the work however, it shall not be required to discount the transaction price. The Company considered this an assurance-type warranty and not a separate performance obligation.

Warranty Reserve

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including quality control test driving vehicles, the warranty obligation is affected by historical warranty costs per vehicle. Should actual costs differ from the Company’s estimates, revisions to increase or decrease the estimated warranty liability may be required.

Other Revenue Policies

Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised products to the customer will be one year or less, which is the case with substantially all customers.

Applying the practical expedient in ASC 606-10-25-18B, the Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. The Company records the related costs as part of the cost of goods good.

Inventories

Work in progress – shipping and consumables, and work in progress – labor costs reported in inventories are carried at a lower of cost or net realizable value. Cost is determined on the basis of the direct and indirect costs that are directly attributable to the product. The measurement of inventories is generally based on the weighted average method. Cost is determined on the basis of the direct and indirect costs that are directly attributable. The measurement of work in progress inventories is generally based on the weighted average method. Finished goods inventory is comprised of vehicles for which the build is completed but title has not been legally transferred, or, in some cases, the vehicle has not been delivered. The measurement of finished goods inventories is the total cost of the materials, shipping and consumables, and labor attributed to the build of each specific completed vehicle. Overhead costs are allocated to inventory based on the rate of inventory turned for the period.

Income taxes

Prior to the Business Combination on December 13, 2023, the Company was an S corporation. As an S corporation, the Company was not directly liable for federal income taxes. As of the date of the Business Combination, the operations of the Company ceased to be taxed as a S corporation resulting in a change in tax status for federal and state income tax purposes.

Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of December 31, 2023 and 2022.

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences (meaning, inclusions of income and deductions in income tax returns to be filed in future periods) of events that have been included in the financial statements. These items may be referred to as “temporary differences.” Under this method, deferred tax assets and liabilities are determined based on the differences between their financial statement carrying amount (or, basis) and the carrying amount for taxes (or, tax basis) using enacted tax rates in effect for the year in which the differences are expected to affect income in the future tax filings. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record deferred tax assets to the extent we believe that it is more likely than not that these assets will be realized in the future. Future realization of deferred income tax assets (meaning, items that may provide tax deductions in future periods) requires evidence that there will be sufficient taxable income in those future periods, or within any carryback periods available under tax law. We evaluate the realizability of our deferred tax assets on a quarterly basis. To be realized, there must be an objective and verifiable basis for the expectation of taxable income in future periods to offset, or “consume,” the deferred tax assets. The evaluation includes the consideration of all available factors, both positive and negative, regarding (i) the estimated future reversals of existing taxable temporary differences (that is, deferred tax liabilities), (ii) forecasted future taxable income, exclusive of those reversing temporary differences and carryforwards, (iii) historical taxable income in prior carryback periods, if carryback is permitted, and (iv) potential tax planning strategies that may be employed to prevent an operating loss or tax credit carryforward from expiring unused. The verifiable evidence, such as future reversals of existing temporary differences and the ability to carryback, are considered before estimated future taxable income (exclusive of temporary differences and tax planning strategies) is considered because future taxable income estimates are more subjective. The majority of our deferred tax assets are comprised of income tax carryforwards, including federal and state net operating loss carryforwards (“NOLs”) and non-deductible interest expense carryforwards. Some of these carryforwards are subject to annual usage limitations and expiration, while other state NOLs and a portion of federal NOLs do not have expirations.

While we remain in a financial reporting loss position based on a cumulative pre-tax loss for the three-year period ended December 31, 2023, the determination of the valuation allowance is based on our evaluation of the periods over which future taxable items are expected to be utilized to offset tax loss and deduction carryforward items in those future periods. That is, future forecasts of our taxable income are not considered in the evaluation of realizability of our deferred tax assets. Therefore, changes in our deferred tax asset valuation allowances will primarily be affected by changes in the estimates of the time periods over which those future taxable items will occur. At December 31, 2023, there was no deferred tax asset valuation allowance.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of cash, accounts receivable, accounts payable and accrued expenses, and loan payable approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of lease liability also approximates fair value since the instrument bears market rates of interest. None of these instruments are held for trading purposes.

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815-40 (“ASC 815”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its Common Stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

Redeemable Preferred Stock

Accounting for convertible or redeemable equity instruments in the Company’s own equity requires an evaluation of the hybrid security to determine if liability classification is required under ASC 480-10. Liability classification is required for freestanding financial instruments that are not debt in legal form and are: (1) subject to an unconditional obligation requiring the issuer to redeem the instrument by transferring assets (i.e. mandatorily redeemable), (2) instruments other than equity shares that embody an obligation of the issuer to repurchase its equity shares, or (3) certain types of instruments that obligate the issuer to issue a variable number of equity shares. Securities that do not meet the scoping criteria to be classified as a liability under ASC 480 are subject to redeemable equity guidance, which prescribes securities that may be subject to redemption upon an event not solely within the control of the issuer to be classified outside permanent equity (i.e., classified in temporary equity). Securities classified in temporary equity are initially measured at the proceeds received, net of issuance costs and excluding the fair value of bifurcated embedded derivatives (if any). Subsequent measurement of the carrying value is not required unless the instrument is probable of becoming redeemable or is currently redeemable. When the instruments are currently redeemable or probable of becoming redeemable, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period.

Subsequent Event

Convertible Notes – Event of Default

On December 12, 2023, the Company, through its predecessor EFHT, issued a Senior Secured Convertible Note with an aggregate principal amount equal to $15,819,209 to Defender SPV LLC (the “Convertible Note”), pursuant to the previously disclosed Stock Purchase Agreement dated October 6, 2023. Certain events of default under the Convertible Note have occurred based on the following: the Company’s failure to have its resale registration statement on Form S-1 declared effective by the SEC within sixty (60) days of December 12, 2024, the fact that the financial statements of the Company’s subsidiary for the years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 were required to be restated and due to the fact that the Company did not file its Annual Report on Form 10-K for year ended December 31, 2023 (the “Form 10-K”) within two (2) trading days of the filing due date for the Form 10-K. The Convertible Note provides for certain remedies based upon the occurrence of an event of default. he Company has spoken with the lender under the Convertible Note and plans to attempt to negotiate and enter into a default waiver agreement with the lender. There can be no assurances that the Company will be able to negotiate a waiver agreement with the lender. If the lender seeks to enforce its remedies under the Convertible Note and the lender is successful in obtaining such remedies, then such event could have a material negative effect on the business and finances of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, including the application of accounting policies for revenue recognition and inventory and technical accounting areas. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex transactions. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications, and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

c) Changes in Internal Control over Financial Reporting

Other than noted above, during the most recently completed fiscal quarter ended December 31, 2023, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting with the exception of the ongoing implementation of our plan to remediate the material weakness described above.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Title
Scott Wallace	53	Chief Executive Officer and Director
Raymond Cole	58	Chief Financial Officer
Emily Humble	37	Chief Product Officer and Director
Thomas Humble	37	Chief Experience Officer and Director
Elliot Humble	32	Chief Technology Officer
Benjamin Piggott	43	Chairman
Thomas Wood	66	Director
Robert Machinist	70	Director
Patrick Lavelle	71	Director

Background of Directors and Executive Officers

Scott Wallace is one of the Founders of ECD, a director and he currently serves as ECD’s Chief Executive Officer. Before joining ECD in 2023, Mr. Wallace served as a sales & marketing director for Greene King P.L.C. and for Dale Street Capital in the UK. In those roles, Mr. Wallace was responsible for the marketing direct reports and the regional sales directors with the goal of generating revenue and maximizing ROI by means of creative and cost-effective marketing strategies while driving sales using CRM data and conversion tracking. Mr. Wallace also owned a marketing agency, and had the benefit of being on the non-client side of marketing, which allowed him an in-depth review of skills required to integrate full in-house marketing teams and save agency fees in future businesses. As one of the original founders of ECD, Mr. Wallace’s two core skills in marketing and capital allocation were critical as the company grew revenue. Mr. Wallace holds a degree in Tourism from the University of Central England, Birmingham. Mr. Wallace is qualified to serve as a director due to his experience as ECD’s Chief Executive Officer, as well as his extensive experience in marketing and sales, the European public sector, and the venture capital industry.

Mr. Wallace’s extensive industry knowledge, investment experience and career restomod business qualify him to serve on the board of directors.

Emily Humble is one of the Founders of ECD, a director and currently serves as ECD’s Chief Product Officer and Head of Client Services. Mrs. Humble is an experienced leader within the education sector, having headed the development of new performing arts establishments within both the public and private sectors. In addition to founding ECD, in 2013, Ms. Humble started the performing arts academy, Dance Station Orlando, across the Greater Orlando Area, recruiting over 400 students within the first three (3) years. Ms. Humble sold her academy and returned to the ECD team full-time in 2020 to focus on enhancing the client experience. Ms. Humble holds a BA in Ballet Education from The Royal Academy of Dance in London, England, and a postgraduate certificate in education (PGCE) in Post Compulsory Education from the University of Wolverhampton in Sutton Coldfield, England. In her most recent position as the supervisor of the Quality Control Team, Mrs. Humble has been focused on using data to drive quality forward in not only the QC team, but within each department on the production line. Ms. Humble is qualified to serve as a director due to her experience as ECD’s Chief Product Offer and Head of Client Services, as well as her expertise in client relations and experience within both the public and private sectors.

Ms. Humble’s extensive industry knowledge and career restomod business qualify him to serve on the board of directors.

Thomas Humble is one of the Founders of ECD, a director and currently serves as ECD’s Chief Experience Officer and Sales Director. Mr. Humble has also served as a director for Overland Auto Transport d/b/a Luxury Automotive Transport and co-owner of Luxury Automotive Transport since 2019. Mr. Humble is a top-ranked sales director recognized for leading the sales efforts for several international organizations across Europe, including Nike Corporation, Volkswagen, Audi, and Porsche, before transitioning to self-employment in the United States. Mr. Humble has managed ECD’s business from its start in 2013, covering import/export of vehicles and all shipping logistics, sourcing vehicles for clients, managing outsourced vendors, and all interaction with clients. Over the years, Mr. Humble has been involved in everything from facility leases, hiring staff, quality control, product development, and the entire client experience. As the CXO, Mr. Humble manages every aspect of the process including client services, sales, design, client journey, delivery, and warranty. Mr. Humble is qualified to serve as a director due to his experience as ECD’s Chief Experience Officer and Sales Director, as well as his extensive operational expertise and experience in the automotive industry.

Mr. Humble’s extensive industry knowledge and career restomod business qualify him to serve on the board of directors.

Non-Executive Directors

Benjamin Piggott is the Chairman of the Board of Directors of ECD. Mr. Piggott was the Chairman and Chief Executive Officer of EFHT. Mr. Piggott has been a Managing Director at EF Hutton since its inception in June 2020. Prior to joining EF Hutton, Mr. Piggott was Head of Corporate Development at Laird Superfood (NYSE American: LSF), a plant-based, omni-channel natural food company based in Sisters, Oregon. Mr. Piggott had served as an investor in the company and later joined as Head of Corporate Development, assisting in capital raising efforts, including Laird Superfood’s IPO on September 23, 2020. While at Laird Superfood, Mr. Piggott built a strong pipeline of acquisition candidates in the natural food and beverage sector by vetting over 100 companies. Mr. Piggott also helped to successfully negotiate the sale of a minority equity stake in the company to Danone S.A. Prior to Laird Superfood, Mr. Piggott spent fifteen years in the investment industry, ten of which were with the Small Cap Team at Fidelity Management & Research Company where he served as both a research analyst and sector portfolio manager. Mr. Piggott also spent two years at Legg Masson Capital Management as a generalist covering small mid-cap companies. During his time on the buy-side, Mr. Piggott has been active in analyzing a number of IPO opportunities. As a result of his fifteen years of experience on the buy-side, Mr. Piggott has strong relationships with participants in the investment community that are active in SPAC IPOs and private investment in public equity, or PIPEs. During his tenure on the buy-side, Mr. Piggott covered various sectors, both domestically and internationally, including consumer, technology, healthcare, energy, industrials and utilities. Mr. Piggott received his Bachelor of Science in Finance from Bentley University in 2002 and graduated with honors.

Mr. Piggott’s extensive knowledge, investment experience, and career analyzing and advising companies across sectors qualify him to serve on the board of directors.

Thomas Wood is a director of ECD and was an independent director of EFHT. Mr. Wood is a serial entrepreneur, having started and taken multiple energy companies public over the course of his career. Since 2022, Mr. Wood has been the Executive Chairman and founder of Advanced Mining Drilling Technologies LLC, which is a private company currently developing battery metals extraction technology. He is also the Chairman and co-founder of XtremeX Mining Technology Corp. which is a coil tubing patented mining technology targeted at precious metals and battery metals discovery and testing. In 2017, Mr. Wood was a sponsor and the CFO of National Energy Services Reunited Corp. (NASDAQ: NESR), a $200 million SPAC, that successfully completed a business acquisition with Gulf Energy SAOC and National Petroleum Services on June 6, 2018. Mr. Wood was instrumental in the IPO of the SPAC and the search of merger candidates and remains an active board member of the Company. He has over 35 years of experience in establishing and growing public and private companies that provide or use oil and gas contract drilling services. Since December 1990, he has served as the Chief Executive Officer of Round Up Resource Service Inc., a private investment company. Mr. Wood founded Xtreme Drilling Corp. (TSX: XDC), an onshore drilling and coil tubing technology company, in May 2005 and served as its Executive Chairman until May 2011 and its Chief Executive Officer and Director from May 2011 through August 2016. He is the founder of Savanna Energy Services Corp. (TSE: SVY), a North American energy services provider, where he served as the Chairman from 2001 to March 2005. He also served as Director at various companies engaged in the exploration and production of junior oil and gas, including Wrangler West Energy Corp. from April 2001 to 2014; New Syrus Capital Corporation from 1998 to 2001 and Player Petroleum Corporation from 1997 to 2001. In addition, Mr. Wood served as the President, Drilling and Wellbore Service, of Plains Energy Services Ltd. from 1997 to 2000 and Wrangler Pressure Control from 1998 to 2001. He served as the President of Round-Up Well Servicing Inc. from 1988 to 1997 and Vice President of Shelby Drilling from 1981 to 1987. Mr. Wood holds a BA in Economics from University of Calgary.

Mr. Wood’s extensive knowledge, investment experience, and career analyzing and advising companies across sectors qualify him to serve on the board of directors.

Robert Machinist  is a director of ECD. Mr. Machinist served as Chief Executive Officer and Chairman of the board of directors of Troika Media Group (Nasdaq: TRKA) from March 2018 to May 2022, and as the chairman of the board of directors of Atlantic International Corp. since its formation in October 2022. Mr. Machinist has extensive experience both as a principal investor and operator in a broad range of businesses, as well as acting an owner-operator of diversified businesses related with investment banking. From 2014 to 2018, he has been the Vice Chairman of Pyrolyx A.G. (S26.DU), the first environmentally-friendly and sustainable method of recovering high-grade carbon back from end-of-life-tires. Most recently, he has been the chairman and an original founding board member of CIFC Corp. (Nasdaq: CIFC), a publicly-listed credit manager with over $14.0 billion of assets under management, which was sold in December 2016. In addition, he has been the chairman of the Board of Advisors of MESA, a merchant bank specializing in media and entertainment industry transactions, which was sold to Houlihan Lokey in 2016. Mr. Machinist has also been a partner of Columbus Nova, a leading private investment fund. He runs a private family investment company whose activities include The Collectors Car Garage and a number of real estate development businesses. From November 1999 until December 2002, Mr. Machinist served as managing director and head of investment banking for the Bank of New York and its Capital Markets division. Mr. Machinist was also previously president and one of the principal founders of Patricof & Co. Capital Corp. (APAX Purchasers) and its successor companies, from April 1986 to November 1999. Mr. Machinist is currently the Chairman of the International Board for the Weizmann Institute of Science and the Chairman of Investment Committee for Maimonides Medical Center. Mr. Machinist has been a trustee and Vice Chairman of Vassar College, a member of its Executive Committee, and one of three trustees responsible for managing Vassar College’s Endowment. Mr. Machinist is currently a member of Parachute Health, LLC’s board of directors. Mr. Machinist earned a bachelor of arts degree in Philosophy and in Chemistry from Vassar College in Poughkeepsie, New York. Mr. Machinist undertook graduate work in biochemistry at the Weizmann Institute of Science in Rehovot, Israel.

Mr. Machinist’s extensive knowledge, investment experience, and career analyzing and advising companies across sectors qualify him to serve on the board of directors.

Patrick Lavelle is a director of ECD. Mr. Lavelle served in various roles in VOXX International Corp., former Audiovox Corp., since 1977, and was elected President and CEO of the company in May 2005. Mr. Lavelle has also served as Vice President of VOXX International, Senior Vice President, and President of VOXX Electronics Corp. Mr. Lavelle was elected to the VOXX International Board of Directors in 1993 and serves as a Director of most of VOXX International’s operating subsidiaries. Mr. Lavelle joined VOXX International as an audio salesman and held numerous sales management positions before being appointed Vice President of Mobile Accessory Products in 1980. Under Mr. Lavelle’s direction, VOXX International diversified into the mobile electronics category and quickly became a dominant manufacturer of automotive entertainment and security systems. By 1992, VOXX International’s Mobile Division was consolidated into VOXX Electronics Corp, and Mr. Lavelle became its first President. Under Mr. Lavelle’s management, the company has been actively growing inorganically, and it has expanded its lines and brands, including by developing a significant international business. Some of the acquired brands include well-known names such as Klipsch, RCA, Acoustic Research, Jensen, Code Alarm, Pioneer, Onkyo, as well as international brands such as Magnat, Heco, and Mac Audio. A veteran of the consumer electronics industry, Mr. Lavelle takes an active role in the Consumer Technology Association (CTA)®, where he has held several key positions over the years, such as Chairman of the In-Vehicle Electronics Board, Chairman of the Consumer Technology Association, and member of its Executive Board. Currently, Mr. Lavelle sits on the CTA Executive Board as an Industry Advisor, where he has previously served as chair. He is active in his community and serves on the Board of Trustees at his alma mater, Marist College, in New York, as well as Marist College’s Executive Board, and is Chairman of Marist’s Advancement Committee. Mr. Lavelle BA in History from Marist College in 1973.

Mr. Lavelle’s extensive knowledge, investment experience, and career analyzing and advising companies across sectors qualify him to serve on the board of directors.

Executive Officers

Elliot Humble is one of the Founders of ECD and currently serves as ECD’s Chief Technology Officer and Operation Manager. Mr. Humble has served as a director for Overland Auto Transport d/b/a Luxury Automotive Transport and its co-owner since 2019. Before serving as Co-Founder of ECD, Mr. Humble began his career with Halfords Auto Retailers in the U.K., where he gained experience in quality control, innovative design, capital forecasting, and vendor relations. Mr. Humble holds a degree in Sports and Exercise Science from Leeds Metropolitan University. Mr. Humble is qualified to serve as a director due to his experience as ECD’s Chief Technology Officer and Operation Manager, as well as his extensive technical and operational expertise and experience in the automotive industry.

Raymond Cole is the Chief Financial Officer of ECD and served as the Chief Financial Officer of Humble Imports, Inc. since May 2023. Prior to joining ECD, Mr. Cole served as the Chief Executive Officer at LuckyJack, LLC d/b/a Lucky Jack Coffee, a Las Vegas-based producer of organic and nitrogen-infused cold brew coffee, from November 2020 to April 2023. Mr. Cole served as a board member of Lucky Jack Coffee from 2016 until April 2023. During his time at Lucky Jack Coffee, he led the implementation of an enterprise resource planning (ERP)/warehouse management system which included identifying the best ERP service provider and creating the in-house processes to implement the system into the company’s operation. Mr. Cole’s experience in manufacturing has allowed him to combine his financial knowledge with production operations and optimize solutions for operational processes. Before his time at Lucky Jack Coffee, Mr. Cole was the Chief Operating Officer and Chief Financial Officer at Empowered Media, LLC, the Jillian Michaels brand licensing company, and a Director at American Express. Mr. Cole began his career in the mergers and acquisitions groups at Salomon Smith Barney and JPMorgan Chase. He has a strong background in finance with experience in financial reporting, and a thorough understanding of public financial reports, corporate finance, and accounting. Mr. Cole holds a master’s degree in business administration and finance from the Zicklin School of Business at Baruch College and a bachelor’s degree in economics from Fordham University.

Board Composition

The board of directors consists of seven (7) members. In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes,

Class I directors consist of Robert Machinist and Patrick Lavelle, qualified as independent directors, whose terms will expire at our 2024 annual meeting of stockholders;

Class II directors consist of Benjamin Piggott and Thomas Wood, also qualified as independent directors, whose terms will expire at our 2025 annual meeting of stockholders; and

Class III directors consist of Scott Wallace, Thomas Humble, and Emily Humble, whose terms will expire at our 2026 annual meeting of stockholders.

The initial term of Class I, Class II, and Class III directors will end in 2024, 2025, and 2026, respectively. Each class of directors then shall be elected to serve a three-year term. The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to management. Our Board will meet on a regular basis and additionally, as required.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of our board of directors may have the effect of delaying or preventing changes in our control or management.

Family Relationships

Thomas Humble and Emily Humble are husband and wife and Thomas Humble and Elliot Humble are brothers. Other than that there are no familial relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

The Board’s Role in Risk Oversight

The Company’s Board has extensive involvement in the oversight of risk management related to us and our business and accomplishes this oversight through the regular reporting to our Board by the audit committee. The audit committee represents our Board by periodically reviewing our accounting, reporting and financial practices, including the integrity of our financial statements, the surveillance of administrative and financial controls and our compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, internal audit and information technology functions, the audit committee reviews and discusses all significant areas of our business and summarizes for the Board all areas of risk and the appropriate mitigating factors. In addition, our Board receives periodic detailed operating performance reviews from management.

Board Meetings and Committees

During our last fiscal year, each of our directors attended at least 75% of the aggregate of (i) the total number of Board meetings and (ii) the total number of meetings of the committees on which the director served.

Independent Directors

Nasdaq’s rules generally require that independent directors must comprise a majority of listed company’s board of directors. Our Board has determined that Benjamin Piggott, Thomas Wood, Robert Machinist and Patrick Lavelle qualify as independent directors, as defined under the listing rules of Nasdaq, and our Board consist of a majority of independent directors, as defined under the rules of the SEC and the listing rules of Nasdaq relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the audit committee, as discussed below.

Committees of the Board of Directors

The Company’s Board has three standing committees: an audit committee, a compensation committee and a nominating committee, each of which has the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by our Board. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors, and that the nominating committee of a listed company be comprised solely of independent directors if formed by less than 3 members. Each committee operates under a charter that was approved by the Board. The Board may from time to time establish other committees.

Audit Committee

The Company’s audit committee consists of Thomas Wood, Benjamin Piggott and Patrick Lavelle, each of whom is an independent director under applicable Nasdaq listing standards. Thomas Wood is chair of the audit committee. The audit committee’s duties, which are specified in the Audit Committee Charter, include, but are not limited to:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory, or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Financial Expert on Audit Committee

The Company’s audit committee will, at all times, be composed exclusively of “independent directors” who are “financially literate” as defined under applicable Nasdaq listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board has determined that Thomas Wood qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

The Company’s compensation committee consists of Patrick Lavelle, Benjamin Piggott and Thomas Wood, each of whom is an independent director under applicable Nasdaq listing standards. Patrick Lavelle is chair of the compensation committee. The compensation committee’s duties, which are specified in the Compensation Committee Charter, include, but are not limited to:

●	determining, or recommending to the Board for determination, the compensation of our executive officers, including our chief executive officer;

●	overseeing and setting compensation for the members of our Board;

●	administering our equity compensation plans;

●	overseeing our overall compensation policies and practices, compensation plans, and benefits programs; and

●	preparing the compensation committee report that the SEC will require in our annual proxy statement.

Nominating Committee

We have established a nominating committee of the board of directors. Robert Machinist, Patrick Lavelle and Benjamin Piggott serve as members of our nominating committee. Robert Machinist is chair of the nominating committee Under the Nasdaq listing standards, director nominees must either be selected, or recommended for the Board’s selection, either by independent directors constituting a majority of the Board’s independent directors, in a vote in which only independent directors participate, or by a nominations committee comprised solely of independent directors.

We have adopted a compensation committee charter, which details the principal functions of the nominating committee, including:

●	determining the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director (the “Director Criteria”);

●	identifying and screening individuals qualified to become members of the Board, consistent with the Director Criteria;

●	making recommendations to the Board regarding the selection and approval of the nominees for director to be submitted to a stockholder vote at the annual meeting of stockholders, subject to approval by the Board;

●	reviewing the Board’s committee structure and composition and to make recommendations to the Board regarding the appointment of directors to serve as members of each committee and committee chairmen annually;

●	developing and recommending to the Board for approval a policy for the review and approval of related party transactions and reviewing, approving and overseeing any transaction between the Company and any related person on an ongoing basis in accordance with the Company’s related party transaction approval policy;

●	developing and recommending to the Board for approval standards for determining whether a director has a relationship with the Company that would impair its independence;

●	reviewing and discussing with management disclosure of the Company’s corporate governance practices;

●	developing and recommending to the Board for approval an officer succession plan and reviewing it periodically with the Chief Executive Officer; and

●	reviewing any director resignation letter tendered in accordance with the Company’s director resignation policy set out in the Company’s corporate governance guidelines, and evaluating and recommending to the Board whether such resignation should be accepted.

The nominating committee will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the nominating committee considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including our executive officers. The full text of the code of business conduct and ethics is available on the investor relations page on our website. We intend to post any amendment to our code of business conduct and ethics, and any waivers of its requirements, on our website or in filings under the Exchange Act to the extent required by applicable rules or regulations or listing requirements of Nasdaq. Information on or that can be accessed through our website is not part of this annual report.

Board Diversity

While we do not have a formal policy on diversity, our board of directors, as part of its review of potential director candidates, considers each candidate’s character, judgment, skill set, background, reputation, type and length of business experience, personal attributes, and a particular candidate’s contribution to that mix. While no particular criteria are assigned specific weights, the board of directors believes that the backgrounds and qualifications of our directors, as a group, should provide a composite mix of experience, knowledge, backgrounds and abilities that will allow our board of directors to be effective, collegial and responsive to the nature of our business and our needs, and satisfy the requirements of applicable the rules and regulations, including the rules and regulations of the SEC.

Communication with our Board of Directors

Stockholders and interested parties may communicate with our board of directors, any committee chairperson or the non-management directors as a group by writing to the board or committee chairperson in care of ECD Automotive Design, Inc., 4390 Industrial Lane, Kissimmee, Florida 34758. Each communication will be forwarded, depending on the subject matter, to the board of directors, the appropriate committee chairperson or all non-management directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to us.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2023, all such reports were filed timely.

ITEM 11. EXECUTIVE COMPENSATION.

References to the “Company,” “ECD,” “our,” “us” or “we” in the following section refer to ECD Automotive Design, Inc. prior to the Business Combination.

We are currently considered an “emerging growth Company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table, as well as limited narrative disclosures regarding executive compensation for our last two completed fiscal years and an Outstanding Equity Awards at Fiscal Year End Table for our last completed fiscal year. These reporting obligations extend only to the following “Named Executive Officers,” who are the individuals who served as our principal executive officer and the next two most highly compensated executive officers as of __ 2024.

This section discusses material components of the executive compensation programs for ECD’s executive officers who area named in the “Summary Compensation Table” below. In 2023, ECD’s “named executive officers” and their positions were as follows:

●	Scott Wallace, Chief Executive Officer[1];

●	Thomas Humble, Chief Experience Officer[2];

●	Elliot Humble, Chief Technology Officer[3];

●	Raymond Cole, Chief Financial Officer[4]; and

●	Emily Humble, Chief Product Officer[5].

(1)	Scott Wallace’s employment agreement is attached hereto as Exhibit 10.19;
(2)	Thomas Humble’s employment agreement is attached hereto as Exhibit 10.20;
(3)	Elliot Humble’s employment agreement is attached hereto as Exhibit 10.21; and
(4)	Raymond Cole’s employment agreement is attached hereto as Exhibit 10.22;. and
(5)	Emily Humble’s employment agreement is attached hereto as Exhibit 10.23

This discussion may contain forward-looking statements that are based on ECD’s current plans, considerations, expectations, and determinations regarding future compensation programs.

Summary Compensation Table

The following table contains information pertaining to the compensation of ECD’s named executives for the year ending December 31, 2023.

Name of the Officer	Title	Year	Salary		Bonus(3)		Other Compensation(6)
Elliot Humble	Chief Technology Officer	2023	$100,000(1) / $320,000	(2)	-	(2)(7)	$4,000
		2022	$99,999		$21,852		$6,000
		2021	$99,999		$23,161		$6,000
Scott Wallace	Chief Executive Officer and Director	2023	$125,000(1) / $425,000	(2)	-	(2)(7)	$5,200
		2022	$130,000		$23,900		$7,200
		2021	$130,000		$20,230		$7,200
Thomas Humble	Chief Experience Officer and Director	2023	$125,000(1) / $320,000	(2)	-	(2)(7)	$5,000
		2022	$40,000	(4)	$24,150		$3,600
		2021	$85,000	(5)	$18,901		$5,400
Raymond Cole	Chief Financial Officer	2023	$350,000	(2)	-	(2)(7)	$-
Emily Humble	Chief Product Officer and Director	2023	$130,000(1) / $320,000	(2)	-	(2)(7)	$5,000
		2022	$80,000		$10,400		$4,000
		2021	$40,000		$-		$-

(1)	Salary prior to Business Combination
(2)	Salary post Business Combination
(3)	Does not include monthly dividends paid upon the achievement of certain KPIs.
(4)	ECD UK paid an additional $39,774 to Thomas Humble in 2022.
(5)	ECD UK paid an additional $18,568 to Thomas Humble in 2021.
(6)	Includes 401(k) match by ECD and bonus paid in that year.
(7)	Bonus to be determined by the Board in its sole discretion, which bonus may be based upon the Company’s total revenue, profitability, and any other factors, all as determined at the sole discretion of the Board.

Narrative Disclosure to Summary Compensation Table

The compensation of ECD’s named executive officers generally consists of base salary and benefits. In making executive compensation decisions, the ECD’s Board has considered such factors as they deem appropriate in their exercise of discretion and business judgment, including a subjective assessment of the named executive officer’s performance, the amount of vested and unvested equity held by the officer, amounts paid to ECD’s other executive officers and competitive market conditions.

Appointment of Chief Financial Officer

Mr. Raymond Cole was appointed as the Company’s Chief Financial Officer in May 2023. In connection with this appointment, the Company entered into an employment agreement with Mr. Cole, pursuant to which he will receive an annual base salary of $350,000. Mr. Cole will also be eligible to receive a discretionary annual performance bonus and benefits described in the item below.

Subject to approval by the Board and the terms of the 2023 Equity Incentive Plan, Mr. Cole will receive a one-time grant of fully vested options for purchase of up to 100,000 shares of common stock of the Company.

Post-Business Combination Executive Compensation

Following the consummation of the Business Combination, the Company intends to develop an executive compensation program that is designed to align compensation with the Company’s business objectives and the creation of stockholder value, while enabling the Company to attract, retain, incentivize, and reward individuals who contribute to the long-term success of the Company. Decisions on the executive compensation program will be made by the compensation committee.

The Company intends to enter into employment agreements with each of its NEOs and its Chief Financial Officer and Emily Humble in the form attached as Exhibits 10.16 to 10.20 to this annual report, setting forth the initial terms and conditions of such officers’ employment with the Company. See Item “Directors and Executive Officers of the Company After the Business Combination”. Effective as of the closing of the Business Combination, the NEOs’ and the Chief Financial Officer’s terms of employment shall be of two (2) years, which shall automatically renew for successive one (1) year periods. Compensation shall be comprised of (i) a base salary, as described in the previous table and in the preceding item, (ii) annual or quarterly discretionary bonus, which may be based upon the Company’s total revenue, profitability, and any other factors, all as determined at the sole discretion of Company’s Board of Directors, (iii) an automobile allowance of $2,000.00 per month, (iv) full premiums that are applicable to any healthcare, vision, and/or dental benefit plans in which each NEO or the Chief Financial Officer participates (including the full premiums of such coverage with respect to the spouse of the employee), and (v) participation in the Company’s 401(k) plan.

Benefits and Perquisites

ECD provides its NEOs medical insurance with All Savers of UHC, for which ECD contributes 75% toward the medical coverage for the NEOs, while spouses and family coverage may be added at the NEOs’ expense.

Upon the closing of the Business Combination, the Company may provide the NEOs and the Chief Financial Officer with such benefits as are available to other employees of the Company. During the term of the employment, such employee will be eligible to participate in all benefit plans, practices, and programs maintained by the Company, as in effect from time to time (collectively, “Employee Benefit Plans”), to the extent consistent with applicable law and the terms of the applicable Employee Benefit Plans. The Company shall not pay any benefit to the extent the benefit would create an excise tax under the parachute rules of Section 280G of the Code.

The Company’s NEO and Chief Financial Officer will also be entitled to twenty (20) days per calendar year (prorated for partial calendar years) of paid time off and such additional paid time off as may be mutually agreed upon between the employee and the Company.

401(k) Plan

ECD maintains a 401(k) plan for employees. The 401(k) plan is intended to qualify under Section 401(a) of the Internal Revenue Service Code, so that contributions to the 401(k) plan by employees or by ECD and the investment earnings thereon, are not taxable to the employees until withdrawn, and so that contributions made by ECD, if any, will be deductible by ECD when made. Employees may elect to reduce their current compensation by up to the statutorily prescribed annual limits and to have the amount of such reduction contributed to their 401(k) plans. The 401(k) plan permits ECD to make contributions up to the limits allowed by law on behalf of all eligible employees. ECD currently makes matching contributions under its 401(k) plan in the amount of 100% of the first 3% of each employees’ contribution, and 50% of the next 2% contributed by each employee.

Equity Plans

The Company has adopted the Equity Incentive Plan, which plan was approved by stockholders at the Special Meeting. The following is a description of the terms of the Equity Incentive Plan. This description is qualified in its entirety by reference to the plan document, a copy of which is attached to this annual report as Exhibit 10.14 and incorporated herein by reference. Any capitalized terms used below are defined within the plan document.

General. The purposes of the Plan is to promote the interests of the Company and the stockholders of Company by providing (i) executive officers and other employees of the Company and its Subsidiaries (as defined below), (ii) certain consultants and advisors who perform services for the Company and its Subsidiaries and (iii) non-employee members of the Board with appropriate incentives and rewards to encourage them to enter into and continue in the employ and service of the Company and to acquire a proprietary interest in the long-term success of the Company, as well as to reward the performance of these individuals in fulfilling their personal responsibilities for long-range and annual achievements. Eligible individuals under the Plan may receive awards of Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Awards and Other Stock-Based Awards.

Shares Subject to Award. The maximum number of shares reserved for the grant of awards under the Plan shall be 400,000. No recipient under the Plan may be awarded more than 100,000 shares in any calendar year, and the maximum number of shares underlying awards of Options and Stock Appreciation Rights that may be granted to an Award Recipient in any calendar year is 100,000.

Administration. The authority to manage the operation of and administer the Plan shall be vested in a committee (the “Committee”), which shall have all the powers vested in it by the terms of the Plan, including exclusive authority to select the participants to the Plan; to make awards; to determine the type, size, terms and timing of the awards (which need not be uniform); to accelerate the vesting of awards granted pursuant to the Plan, including upon the occurrence of a change of control of the Company; to prescribe the form of the award agreement; to modify, amend or adjust the terms and conditions of any award; to adopt, alter and repeal such administrative rules, guidelines and practices governing the Plan as it shall, from time to time, deem advisable; to interpret the terms and provisions of the Plan and any award issued pursuant to the Plan. The Committee shall be selected by the Board of Directors, and shall consist solely of non-employee directors within the meaning of Rule 16b-3 and are outside directors within the meaning of Code Section 162(m).

Eligibility. The Equity Incentive Plan is open to any directors, officers and employees of the Company or any of its Subsidiaries or Affiliates, and prospective officers and employees who have accepted offers of employment from the Company or its Subsidiaries or Affiliates.

Duration, Termination and Amendment. Grants may be made under the Plan through the tenth (10th) anniversary of the date it is adopted by the Board and approved by the Committee. Awards outstanding as of the date of termination of the Plan shall not be affected or impaired by the termination of the Plan.

Director Compensation

Following the Business Combination, the Company implemented a compensation plan for its non-employee directors. Pursuant to this plan, non-employee directors will receive a cash payment in the amount of $12,500 per each quarterly meeting of the Company that such director attends, up to a maximum of $50,000 per year, in addition to a one-time grant of stock options to purchase up to 15,000 shares of Common Stock, exercisable at a purchase price which shall be equal to 110% of the price per share of the Common Stock at the Closing Date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of Company Common Stock, as of May 1, 2024 by:

●	each person known by the Company to be the beneficial owner of more than 5% of a class of voting securities on;

●	each of the Company’s officers and directors; and

●	all executive officers and directors of the Company as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. Except as indicated by the footnotes below, the Company believes, based on the information furnished to it, that the persons and entities named in the table below have, or will have immediately after Closing, sole voting and investment power with respect to all shares of Company Common Stock that they beneficially own, subject to applicable community property laws. Any shares of Company Common Stock subject to options or Warrants exercisable within 60 days from Closing are deemed to be outstanding and beneficially owned by the persons holding those options or Warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Subject to the paragraph above, percentage ownership of Company Common Stock and Voting Percentage is based on 31,899,633 shares of Company Common Stock outstanding on May 1, 2024, but does not take into account any shares underlying 11,757,500 public and private Warrants issued and outstanding as of such date.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock		%
Emily Humble	12,240,000		38.4%
Thomas Humble	5,280,000		16.6%
Elliot Humble	1,200,000		3.8%
Scott Wallace	5,280,000		16.6%
Raymond Cole	-		-
Patrick Lavelle	-		-
Robert Machinist	-		-
Thomas Wood	50,000		*
Benjamin Piggott	631,640	(2)	2.0%
All directors and executive officers after the Business Combination as a group (9 individuals)	24,658,640		77.3%
Five Percent Holders
Defender SPV LLC	2,020,203		6.3%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of our officers and directors is 4390 Industrial Lane, Kissimmee, Florida 34758.
(2)	Does not include warrants to acquire 70,834 shares of Company Common Stock at $11.50 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The were 400,000 shares of Common Stock authorized for issuance under our incentive plans as of December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

EFHT Related Person Transactions

Founder Shares

EF Hutton Partners, LLC, EFHT’s sponsor, purchased an aggregate of 3,450,000 shares of our common stock for an aggregate purchase price of $25,000. These shares are collectively referred to herein as “founder shares.” Thereafter on March 7, 2022, EFHT’s sponsor surrendered to EFHT 575,000 founder shares for cancellation, leaving the sponsor with 2,875,000 founder shares. On March 8, 2022, EFHT’s sponsor transferred an aggregate total of 708,738 founder shares. Then on April 5, 2022, three of EFHT’s initial stockholders transferred an aggregate amount of 141,624 founder shares back to EFHT’s sponsor. On May 23, 2022, EFHT’s sponsor transferred an aggregate amount of 57,500 founder shares to the other three initial stockholders.

As of July 27, 2022, the founder shares were held by the following individuals and entities (who we refer to collectively as the “initial stockholders” throughout this Form S-4) as follows: the sponsor owns 2,250,386 founder shares, EFHT’s Chief Financial Officer, Kevin M. Bush owns 91,624 founder shares, EFHT’s directors, Thomas Wood owns 50,000 founder shares, Stanley Hutton Rumbough owns 50,000 founder shares, Anne Lee owns 50,000 founder shares, Paul Hodge Jr. owns 133,248 founder shares and SHR Ventures, LLC owns 249,742 founder shares.

Prior to the IPO, EFHT entered into agreements with anchor investors that committed each anchor investor to purchase 9.9% tranches of the Units or the actual Units allocated to it. Additionally, each of the ten 9.9% anchor investors purchased 75,000 founder shares from certain initial stockholders, for a total of 750,000 founder shares, at the original purchase price of founder shares or $0.009 per share. Each anchor investor acquired from the initial founder share owners on a pro-rata basis, an indirect economic interest in the founder shares.

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of six months after the date of the consummation of a Business Combination and the date on which the closing price of EFHT’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of a Business Combination and, with respect to the remaining 50% of the Founder Shares, six months after the date of the consummation of a Business Combination, or earlier in each case if, subsequent to a Business Combination, EFHT completes a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or EFHT’s officers and directors may, but are not obligated to, loan EFHT funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into private units at a price of $10.00 per unit. The private units would be identical to the Private Units. In the event that a Business Combination does not close, EFHT may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023, no Working Capital Loans were outstanding.

Related Party Extension Loans

EFHT may extend the period of time to consummate a Business Combination up to nine times, each by an additional one-month period (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of EFHT’s amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on September 8, 2022, in order to extend the time available for us to consummate EFHT’s initial business combination, EFHT’s sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $80,000 (since the underwriters’ over-allotment option was exercised in full), or $0.04 per share for each outstanding share of common stock sold in EFHT’s IPO for each one-month extension, on or prior to the date of the applicable deadline, or up to an aggregate of $720,000, or $0.36 per share if we extend for the full nine months. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Private Unit. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for EFHT to complete a Business Combination. As of December 31, 2023, no such loans were outstanding.

Director Independence

Nasdaq listing standards require that a majority of EFHT’s board of directors be independent. For a description of the director independence, see the section of this annual report entitled “EFHT’s Directors and Executive Officers—Conflicts of Interest,” above, for additional information.

Related Party Policy

EFHT’s Code of Ethics requires it to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). The Code of Ethics defines related party transactions as transactions in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (ii) EFHT or any of EFHT’s subsidiaries is a participant, and (iii) any (A) executive officer, director or nominee for election as a director, (B) greater than 5% beneficial owner of shares of Common Stock, or (C) immediate family member, of the persons referred to in clauses (A) and (B), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

EFHT’s audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that EFHT enters into such transactions. All ongoing and future transactions between EFHT and any of EFHT’s officers and directors or their respective affiliates will be on terms believed by EFHT to be no less favorable to EFHT than are available from unaffiliated third parties. Such transactions will require prior approval by EFHT’s audit committee and a majority of EFHT’s uninterested “independent” directors, or the members of the Board who do not have an interest in the transaction, in either case who had access, at EFHT’s expense, to EFHT’s attorneys or independent legal counsel. We will not enter into any such transaction unless EFHT’s audit committee and a majority of EFHT’s disinterested “independent” directors determine that the terms of such transaction are no less favorable to EFHT than those that would be available to EFHT with respect to such a transaction from unaffiliated third parties. Additionally, EFHT requires each of EFHT’s directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, EFHT has agreed not to consummate a business combination with an entity that is affiliated with any of EFHT’s insiders unless EFHT obtains an opinion from an independent investment banking firm that the business combination is fair to EFHT’s unaffiliated stockholders from a financial point of view.

Furthermore, in no event will any of EFHT’s existing officers, directors or insiders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Certain Transactions of ECD

Beginning on January 5, 2021, ECD entered into a verbal agreement with Overland Auto Transport Inc d/b/a Luxury Automotive Transport (“TransportCo”), a company which is 100% owned by Ashley Humble, Thomas Humble’s father, and has ECD as its only customer. Thomas Humble, an officer and director of ECD, and Elliot Humble, and officer of ECD, are both directors of TransportCo, however they receive no compensation for their services to TransportCo. TransportCo assists ECD with the intermediation of transportation services for ECD’s products, by locating providers of and booking the required services. TransportCo offers ECD competitive pricing for its services. The total payments to TransportCo under this agreement were $247,192.82 and $196,424,95 in 2022 and 2023, respectively. On September 27, 2023, we entered into a written agreement with TransportCo (the “TransportCo Agreement”) covering the services TransportCo provides to ECD and the compensation paid for such services. A copy of the TransportCo Agreement is attached to this annual report as Exhibit 10.18, and is incorporated herein by reference.

On January 11, 2022, ECD entered into verbal agreements with Wallace USA, a company owned by Scott Wallace and his wife Karen Wallace, pursuant to which Wallace USA provides administrative services to ECD including the management of ECD’s Warranty Department. Payments by ECD to Wallace USA under this agreement amounted to $51,996.00 in 2022, respectively. As of the date of this annual report, we are in the process of entering into a written agreement with Wallace USA on the terms mentioned in the immediately preceding sentence.

Recent Sales of Unregistered Securities

The Company has not sold any within the past three years which were not registered under the Securities Act except as follows:

Private Placements in Connection with the EFHT’s IPO

EF Hutton Partners, LLC, EFHT’s sponsor, purchased an aggregate of 3,450,000 shares of our common stock for an aggregate purchase price of $25,000. These shares are collectively referred to herein as “Founder Shares.” Thereafter on March 7, 2022, EFHT’s sponsor surrendered to EFHAC 575,000 founder shares for cancellation, leaving the sponsor with 2,875,000 founder shares. On March 8, 2022, EFHT’s sponsor transferred an aggregate total of 708,738 founder shares. Then on April 5, 2022, three of EFHT’s initial stockholders transferred an aggregate amount of 141,624 founder shares back to EFHT’s sponsor. On May 23, 2022, EFHT’s sponsor transferred an aggregate amount of 57,500 founder shares to the other three initial stockholders.

As of July 27, 2022, the founder shares were held by the following individuals and entities (who we refer to collectively as the “initial stockholders” throughout this Form S-4) as follows: the sponsor owns 2,250,386 founder shares, EFHT’s Chief Financial Officer, Kevin M. Bush owns 91,624 founder shares, EFHT’s directors, Thomas Wood owns 50,000 founder shares, Stanley Hutton Rumbough owns 50,000 founder shares, Anne Lee owns 50,000 founder shares, Paul Hodge Jr. owns 133,248 founder shares and SHR Ventures, LLC owns 249,742 founder shares.

Prior to the IPO, EFHT entered into agreements with certain anchor investors that committed each anchor investor to purchase 9.9% tranches of the Units or the actual Units allocated to it. Additionally, each of the ten 9.9% anchor investors purchased 75,000 founder shares from certain initial stockholders, for a total of 750,000 founder shares, at the original purchase price of founder shares or $0.009 per share. Each anchor investor acquired from the initial founder share owners on a pro-rata basis, an indirect economic interest in the founder shares.

On September 8, 2022, EFHT’s sponsor, SHR Ventures LLC, Paul Hodge, Jr. and Kevin Bush purchased an aggregate of 257,500 Private Units in a private placement at $10.00 per Private Unit.

No underwriting discounts or commissions were paid with respect to the foregoing sales.

PIPE Investment

Senior Secured Convertible Notes

On October 6, 2023, EFHT and an institutional investor (the “Lender”) entered into a definitive Stock Purchase Agreement pursuant to which EFHT agreed to issue a senior secured convertible note (the “Convertible Note”) with an aggregate principal amount equal to $15,819,209 was to be issued to the Lender in exchange for a loan in the original principal amount of $15,819,209 in a private placement to be consummated immediately prior to the consummation of the Business Combination.

On December 12, 2023, EFHT issued the Convertible Note to the Lender.

Underwriter and Vendor Shares

At the closing of the Business Combination, the Company issued an aggregate of 750,000 shares of common stock to EF Hutton LLC, in partial satisfaction of fees due to such parties in connection with the Business Combination.

Private Sale

On January 11, 2024, the Company completed the sale of 25,000 shares of Common Stock to Benjamin Piggott, a director of the Company, at a price of $10.00 per share for an aggregate purchase price of $250,000, in a private transaction. A copy of the Subscription Agreement is attached hereto as Exhibit 10.13.

Related Party Transactions Policy Following the Business Combination

Upon consummation of the Business Combination, our board of directors adopted a written Related Party Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related party transactions.” For purposes of the policy only, a “related party transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount that exceeds $120,000, in which any “related party” has a material interest.

Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related party transactions under this policy. A “related party” is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities, including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related party in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related party transaction to our audit committee (or, where review by the our audit committee would be inappropriate, to another independent body of our board of directors) for review.

Our audit committee will approve only those transactions that it determines are fair to us and in our best interests. All of the transactions described above were entered into prior to the adoption of such policy.

Related Party Policy

Our code of ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of Common Stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of the board who do not have an interest in the transaction, in either case who have access, at our expense, to its attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we will require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee appointed BF Borgers Certified Public Accountants P.C. (“BF Borgers”) as our independent registered public accounting firm for the fiscal year 2023.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to us by our independent registered public accounting firm, BF Borges CPA PC, and fees paid to BF Borgers for services in the fee categories indicated below for fiscal years 2023 and 2022. The Audit Committee has considered the scope and fee arrangements for all services provided by BF Borgers, taking into account whether the provision of non-audit services is compatible with maintaining BF Borgers’ independence, and has pre-approved the services described below (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Audit Fees(1)	$225	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$225	$-

(1)	Audit fees consist of the aggregate fees for professional services rendered for the audit of our consolidated financial statements, quarterly review of interim consolidated financial statements and consents and comfort letters related to registration payments and review of documents filed with the SEC.

Audit Committee Pre-Approval Policy

The Audit Committee has determined that all services performed by BF Borgers are compatible with maintaining the independence of BF Borgers. The Audit Committee’s policy on approval of services performed by the independent registered public accounting firm is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm during the fiscal year. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the firm’s independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

The Company’s financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(1) Index to Financial Statements.

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

No.	Description of Exhibit
2.1	Merger Agreement, dated March 3, 2023 by and among EF Hutton Acquisition Corporation I, Humble Imports Inc. d/b/a ECD Auto Design, ECD Auto Design UK, Ltd. and EFHAC Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023).
2.2	First Amendment, dated October 14, 2023, to the Merger Agreement by and between EF Hutton Acquisition Corporation I, Humble Imports Inc., d/b/a E.C.D. Auto Design, ECD Auto Design UK, Ltd., EFHAC Merger Sub, Inc. and Scott Wallace as Securityholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2023).
2.3	Amended and Restated Asset Purchase Agreement, dated April 24, 2024, by and between ECD Automotive Design Inc., BNMC Continuation Cars LLC and David W. Miller II (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
2.3	Certificate of Merger, dated December 12, 2023 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
3.1	Amended and Restated Certificate of Incorporation of EF Hutton Acquisition Corporation I. (incorporated by reference to Exhibit 3.1 to the Amendment No. 3 to the registration statement on Form S-4, filed by the Registrant with the SEC on November 6, 2023).
3.2	Amendment to the Amended and Restated Certificate of Incorporation of EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
3.3	Second Amended and Restated Certificate of Incorporation of EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).

3.4	Certificate of Designation of the Series A Convertible Preferred Stock of ECD Automotive Design, Inc., par value $0.0001 per share (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
3.5	Amended and Restated Bylaws of EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 3.3 to the Amendment No. 3 to the registration statement on Form S-4, filed by the Registrant with the SEC on November 6, 2023).
3.6	Second Amended and Restated Bylaws of ECD Automotive Design, Inc. (incorporated by reference to Exhibit 3.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
4.1	Warrant to Purchase Common Stock of ECD Automotive Design, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
4.2	Warrant to Purchase Series A Convertible Preferred Stock of ECD Automotive Design, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.1	Company Lock-Up Agreement, dated December 12, 2023, by and among the undersigned and EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.2	Sponsor Lock-Up Agreement, dated December 12, 2023, by and among the undersigned and EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.3	Restrictive Covenant Agreement, dated December 12, 2023, by and among EF Hutton Acquisition Corporation I, Humble Imports d/b/a ECD Auto Design (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.4	Amended and Restated Registration Rights Agreement, dated December 12, 2023 by and among certain stockholders and EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.5	Satisfaction and Discharge Agreement Amendment, dated October 14, 2023, by and between EF Hutton Acquisition Corporation I, EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) and Humble Imports Inc. d/b/a E.C.D. Auto Design (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2023).
10.6	Amended and Restated Satisfaction and Discharge Agreement Amendment, dated December 12, 2023, by and between EF Hutton Acquisition Corporation I, and EF Hutton LLC (f/k/a EF Hutton, division of Benchmark Investments, LLC) and Humble Imports Inc., d/b/a E.C.D. Auto Design (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2023).
10.7	Senior Secured Promissory Note, dated December 12, 2023, issued by EF Hutton Acquisition Corporation I to Defender SPV LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.8	Security Agreement, dated December 12, 2023, by and among EF Hutton Acquisition Corporation I, Humble Imports Inc. d/b/a ECD Auto Design, ECD Auto Design UK, Ltd., and Defender SPV LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.9	Intellectual Property Security Agreement, dated December 12, 2023 by Humble Imports Inc. d/b/a ECD Auto Design, ECD Auto Design UK, Ltd in favor of Defender SPV LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.10	Registration Rights Agreement, dated December 12, 2023, by and between EF Hutton Acquisition Corporation I and Defender SPV LLC (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.11	Guaranty, dated December 12, 2023 by and among Humble Imports Inc. d/b/a ECD Auto Design, ECD Auto Design UK, Ltd. and Defender SPV LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.12	Lock-up Agreement, dated December 12, 2023, by and among EF Hutton Acquisition Corporation I and certain securityholders of EF Hutton Acquisition Corporation I and Humble Imports Inc. d/b/a ECD Auto Design (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).

10.13	Securities Subscription Agreement, dated January 11, 2024, between ECD Automotive Design, Inc. and Benjamin Piggott (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2024).
10.14	The ECD Automotive Design, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.7 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023).
10.15	Stock Purchase Agreement, dated June 7, 2023 (the “UK SPA”), by and between Emily Jayne Humble, ECD Auto Design UK, Ltd. and Humble Imports Inc d/b/a ECD Auto Design (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023).
10.16	LEASE, dated August 11, 2021 (the “Effective Date”), is made by and between Hanover Poinciana McClane, LLC, a Florida limited liability company (“Landlord”), and Humble Imports Inc., a Florida corporation (d/b/a ECD Automotive Design) (the “Tenant’) for a portion of the real property and improvements to be located at 4930 Robert McLane Boulevard, Kissimmee. Florida 34758, known, or to be known, as Trinity Industrial Center and the FIRST AMENDMENT TO LEASE (this “Amendment”) is made this 15th day of July, 2022, by and between Hanover Poinciana McClane, LLC, a Florida limited liability company (“Landlord”), and Humble Imports Inc., a Florida corporation (“Tenant”) (incorporated by reference to Exhibit 10.13 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023).
10.17	MASTER SALES AND EXCLUSIVITY AGREEMENT, dated March 7, 2023 by and between Ampere EV, LLC and Humble Imports, Inc. d/b/a ECD Auto Design, (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023).
10.18	Independent Contractor Agreement, dated September 27, 2023, between Humble Imports, Inc. and Overland Auto Transport Inc d/b/a Luxury Automotive Transport, (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023)
10.19*	Employment Agreement by and between ECD Automotive Design, Inc. and Scott Wallace.
10.20*	Employment Agreement by and between ECD Automotive Design, Inc. and Thomas Humble.
10.21*	Employment Agreement by and between ECD Automotive Design, Inc. and Elliot Humble.
10.22*	Employment Agreement by and between ECD Automotive Design, Inc. and Raymond Cole.
10.23*	Employment Agreement by and between ECD Automotive Design, Inc. and Emily Humble.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
99.1*	Audit Committee Charter
99.2*	Compensation Committee Charter
99.3*	Nominations and Corporate Governance Committee Charter
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of ECD Automotive Design, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ECD Automotive Design, Inc as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Matter of Restatement

As discussed in Note 2 to the financial statements, the financial statements have been restated to correct a misstatement.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2022

Lakewood, CO

May 2, 2024

ECD AUTOMOTIVE DESIGN, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
		As Restated
ASSETS
Current assets
Cash and cash equivalents	$8,134,211	$3,514,882
Inventories	11,799,304	6,065,612
Other receivable	-	209,810
Prepaid and other current assets	34,006	68,419
Total current assets	19,967,521	9,858,723

Property and equipment, net	968,677	570,824
Right-to-use asset	3,763,294	3,896,608
Deferred tax asset	515,444	-
Deposit	77,686	75,986
TOTAL ASSETS	$25,292,622	$14,402,141

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$768,812	$486,816
Accrued expenses	687,000	193,424
Deferred Revenue	17,596,512	14,166,030
Lease liability, current	314,903	203,123
Other payable	1,533,815	362,234
Total current liabilities	20,901,038	15,411,627

Loan payable	-	500,000
Lease liability, non-current	3,727,182	3,889,658
Convertible note	10,683,452	-
Total Liabilities	35,311,672	19,801,285

Redeemable preferred stock, $0.0001 par value, 20,000,000 authorized shares; 25,000 shares issued and outstanding as of December 31, 2023 and no shares issued and outstanding as of December 31, 2022	3	-

Stockholders’ deficit
Common stock, $0.0001 par value, 1,000,000,000 authorized shares; 31,874,662 shares and 24,000,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3,187	2,400
Additional paid-in capital	-	2,474
Accumulated deficit	(10,022,240)	(5,404,018)
Total Stockholders’ Deficit	(10,019,053)	(5,399,144)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$25,292,622	$14,402,141

The accompanying notes are an integral part of these consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2023	2022
		As Restated

Revenue, net	$15,123,596	$12,343,745
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	10,874,358	10,648,868
Gross profit	4,249,238	1,694,877

Operating expenses
Sales and marketing expenses	487,586	299,388
General and administrative expenses	5,240,230	3,285,140
Depreciation and amortization expenses	156,962	72,303
Total operating expenses	5,884,778	3,656,831

Loss from operations	(1,635,006)	(1,961,954)

Other (expense) income
Interest expense	(653,429)	(19,000)
Loss on sale of asset	-	(56,454)
Resale commissions income	86,370	539,659
Other income, net	85,142	38,699
Total other (expense) income, net	(481,917)	502,904
Loss before income tax benefit	(2,117,457)	(1,459,050)
Income tax benefit	515,444	-

Net Loss	$(1,602,013)	$(1,459,050)

Net loss per common share, basic and diluted	$(0.09)	$(0.06)
Weighted average number of common shares outstanding, basic and diluted	24,875,667	24,000,000

The accompanying notes are an integral part of these consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEAR ENDED DECEMBER 31, 2023 AND 2022

					Additional		Total
	Redeemable Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022, restated	-	$-	100	$1,000	$-	$(3,662,933)	$(3,661,933)
Retroactive application of Business Combination	-	-	23,999,900	1,400	-	(1,400)	-
Balance, January 1, 2022, restated	-	-	24,000,000	2,400	-	(3,664,333)	(3,661,933)
Stockholder distributions	-	-	-	-	-	(280,635)	(280,635)
Stockholder contributions	-	-	-	-	2,474	-	2,474
Net income	-	-	-	-	-	(1,459,050)	(1,459,050)
Balance – December 31, 2022, restated	-	-	24,000,000	2,400	2,474	(5,404,018)	(5,399,144)
Stockholder distributions	-	-	-	-	-	(2,350,720)	(2,350,720)
Issuance of preferred and common shares, net of issuance costs	25,000	3	2,500,000	250	94,747	-	94,997
Issuance of stock upon Business Combination	-	-	5,374,662	537	-	-	537
Assets and liabilities assumed from SPAC					(97,221)	(665,489)	(762,710)
Net loss	-	-	-	-	-	(1,602,013)	(1,602,013)
Balance – December 31, 2023	25,000	$3	31,874,662	$3,187	$-	$(10,022,240)	$(10,019,053)

The accompanying notes are an integral part of these consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31
	2023	2022
		As Restated
Cash Flows from Operating Activities:
Net loss	$(1,602,013)	$(1,459,050)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation expense	156,962	72,303
Loss on sale of asset	-	56,454
Amortization of right-to-use asset	330,111	154,004
Amortization of debt discount	72,335	-
Changes in operating assets and liabilities:
Other receivable	209,810	37,797
Inventories	(5,733,692)	(703,330)
Prepaid and other current assets	34,413	(61,669)
Deferred tax asset	(515,444)	-
Deposit	(1,700)	-
Accounts payable	281,319	227,682
Accrued expenses	493,576	41,953
Deferred revenue and customer deposits	3,430,482	2,783,050
Other payable	1,171,581	302,767
Lease liability	(247,493)	42,169
Net cash (used in) provided by operating activities	(5,007,963)	1,494,130

Cash Flows from Investing Activities:
Proceeds from sale of asset	-	30,000
Purchase of assets	(554,815)	(539,730)
Net cash used in investing activities	(554,815)	(509,730)

Cash Flows from Financing Activities:
Repayment of loan payable	(500,000)	-
Proceeds from convertible note	13,700,000	-
Debt issuance costs	(3,088,883)	-
Cash contributed by stockholders	-	2,474
Assets and liabilities assumed from Business Combination	(97,21)	-
Issuance of preferred and common shares, net of issuance costs	95,537	-
Cash distributed to stockholders	(2,533,721)	(280,635)
Net cash provided by (used in) financing activities	10,664,595	(278,161)

Net increase in cash and cash equivalents	4,619,329	706,239
Cash and cash equivalents, beginning of year	3,514,882	2,808,643
Cash and cash equivalents, end of year	$8,134,211	$3,514,882

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$95,681	$-

Supplemental disclosure of noncash cash flow information
Record right-to-use asset and lease liability per ASC 842	$196,797	$4,050,612

The accompanying notes are an integral part of these consolidated financial statements

1. NATURE OF OPERATIONS

ECD Automotive Design, Inc (the “Company,” “ECD,” “we,” “us,” or “our), formerly known as EF Hutton Acquisition Corporation I (“EFHAC”) (the Company) is engaged in the production and sale of Land Rover vehicle. Since the Company’s commencement of operations in 2013, they have established a facility geared towards producing the most customized Land Rovers with the highest quality of parts and the highest quality labor force building each vehicle. The Company primarily earns revenue from the sale of the customized vehicle directly to the customer. Additionally, revenue is generated from providing repair or upgrade services to customers and from the sale of extended warranties.

On December 12, 2023, ECD completed the business combination contemplated by the merger agreement dated as of March 3, 2023 (the “Merger Agreement”) by and among EFHAC, Humble Imports Inc., d/b/a ECD Auto Design, a Florida corporation (“Humble” or “ECD”), ECD Auto Design UK, Ltd., an England and Wales corporation (the “ECD UK”), EFHAC Merger Sub, Inc., a Florida corporation (“Merger Sub”) and wholly-owned subsidiary of EFHAC, and Scott Wallace, as the Securityholder Representative. At part of the closing Merger Sub merged with and into ECD with ECD as the surviving corporation and becoming a wholly-owned subsidiary of EFHAC. In connection with the Merger, EFHAC changed its name to “ECD Automotive Design Inc.” or such other name designated by E.C.D. by notice to EFHAC. See Note 5 for further information.

The business combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, although EFHAC acquired the outstanding equity interest in ECD in the business combination, EFHAC is treated as the “acquired company” and ECD was treated as the accounting acquirer for financial statement purposes.  Accordingly, the Business Combination was treated as the equivalent of ECD issuing stock for the net assets of EFHAC, accompanied by a recapitalization. The net assets of EFHAC are stated at historical cost, with no goodwill or other intangible assets recorded.

Furthermore, the historical financial statements of ECD became the historical financial statements of the Company upon the consummation of the merger. As a result, the financial statements included in this Annual Report reflect (i) the historical operating results of ECD prior to the merger; (ii) the combined results of EFHAC and ECD following the close of the merger; (iii) the assets and liabilities of ECD at their historical cost and (iv) ECD’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the merger. See Note 5 - Reverse Capitalization for further details of the merger.

The Company also consolidates, ECD Audit Design UK LTD (“ECD UK”), a private limited company incorporated on July 16, 2021 in England and Wales. ECD UK was formed for the purpose of procuring parts overseas for the Company. ECD UK is a consolidated variable interest entity (“VIE”) for which the company is the primary beneficiary. The Company is the primary beneficiary of ECD UK as it has both the power to direct the most significant activities impacting its economic performance and the obligation to absorb losses or receive benefits significant to them.

2. CORRECTION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the preparation of consolidated financial statements for the year ended December 31, 2023 of the Company, the Company’s management identified that the timing of revenue recognition was misstated in the financial statements of Humble Imports, Inc., the target company in the Company’s business combination that closed on December 12, 2023 (“Humble”), under ASC 606 Revenues from Contracts. Humble originally was accounting for revenue at the point in time when a vehicle build was completed, although Humble’s policy stated that revenue was to be recognized when the customer obtains control of the vehicle. The Company’s management concluded that for build revenue, the transfer of title to the customer or in certain cases, the delivery of the car to the customer is the proper point in time to recognize revenue. This change in revenue recognition causes a change in the timing of revenue earned, deferred revenue, accounts receivable and correlating the cost of goods sold and inventory. In instances where Humble receives a customer’s vehicle to upgrade/enhance, this is referred to as an owner donor vehicle and title remains with the customer the entire time, in these situations, revenue is recognized upon delivery of the vehicle to the customer.

Based on an analysis of quantitative and qualitative factors, the Audit Committee (the “Audit Committee”) of the Board of Directors of ECD Automotive Design Inc. (the “Company”) determined at an Audit Committee meeting held on April 13, 2024, that the errors discussed above and below were material to Humble’s previously issued financial statements for (i) the year ended December 31, 2022 and (ii) the nine months ended September 30, 2023 (collectively, “Humble’s Prior Period Financial Statements”), and these financial statements need to be restated. Humble’s Prior Period Financial Statements, as well as any reports, related earnings releases, investor presentations or similar communications of Humble’s Prior Period Financial Statements should no longer be relied upon.

In addition, during the 2023 fourth quarter closing process, the Company identified the following additional misstatements in Humble’s financial statements:

●	WIP - Capitalized Labor: Humble did not properly allocate direct labor to vehicles that were part of work-in-process. As a result, too much in labor costs were included in vehicles that were part of work-in-process. To correct for this item, inventory was reduced and cost of goods sold was increased.

●	Warranty Reserve: Humble provides a two-year bumper-bumper warranty for all of its custom build vehicles. However, Humble had not provided a reserve for estimated warranty costs. To correct this item, a reserve has been recorded based on the historical average warranty costs per vehicle taking into consideration the number of vehicles under warranty. This resulted in an increase in cost of goods sold.

●	Overhead allocation: Humble did not allocate overhead costs to cost of goods sold. To correct for this classification error, costs of goods sold was increased and general and administrative expenses was decreased. Additionally, a portion of these costs should have been capitalized into inventory. To correct this error, inventory was increased and costs of goods sold was decreased.

●	Leases/ROU Asset: Humble inadvertently did not consider a new lease for storage space. To correct this error, the ROU Asset and Lease Liability accounts were increased. Additionally, Humble was utilizing a risk-free interest rate pursuant to the allowable private company election versus utilizing an incremental borrowing rate required for public companies. The Company adjusted the ROU Asset and Lease liabilities accordingly.

The impact of the restatements on the line items within the previously reported consolidated audited financial statements for the year ended December 31, 2022 and the unaudited condensed consolidated financial statements included in the Company’s Form 8-K filed with the SEC on December 18, 2024 and/or the registration statement on Form S-1/A filed with the SEC on March 12, 2024 (the “Original Report”) are reported below.

December 31, 2022

The impact of the restatements on the line items within the previously reported Audited Consolidated Balance Sheet for the year ended December 31, 2022 previously filed is as follows:

Balance Sheet as of December 31, 2022	As Previously Reported	Adjustment	As Restated
Accounts receivable	$503,291	$(503,291)	$-
Inventories	$3,054,304	$3,011,308	$6,065,612
Total current assets	$7,350,706	$2,508,017	$9,858,723
Right-to-use asset	$4,443,696	$(547,088)	$3,896,608
Total assets	$12,441,212	$1,960,929	$14,402,141
Accrued expenses	$117,689	$75,735	$193,424
Deferred revenue	$9,493,688	$4,672,342	$14,166,030
Lease liability, current	$247,519	$(44,396)	$203,123
Total current liabilities	$10,707,946	$4,703,681	$15,411,627
Lease liability, non-current	$4,238,746	$(349,088)	$3,889,658
Total liabilities	$15,446,692	$4,354,593	$19,801,285
Accumulated deficit	$(3,008,954)	$(2,393,664)	$(5,404,018)
Total stockholders’ deficit	$(3,005,480)	$(2,393,664)	$(5,399,144)
Total liabilities and stockholders’ deficit	$12,441,212	$1,960,929	$14,402,141

The impact of the restatements on the line items within the previously reported Audited Consolidated Statement of Operations for the year ended December 31, 2022 previously filed in the Original Report is as follows:

Statement of Operations for the year ended December 31, 2022	As Previously Reported	Adjustment	As Restated
Revenue, net	$14,989,963	$(2,646,218)	$12,343,745
Cost of goods sold	$11,217,298	$(568,430)	$10,648,868
Gross profit	$3,772,265	$(2,077,788)	$1,694,877
General and administrative expenses	$3,743,144	$(458,004)	$3,285,140
Total operating expenses	$4,114,835	$(458,004)	$3,656,831
Loss from operations	$(342,170)	$(1,619,784)	$(1,961,954)
Net income (loss)	$160,734	$(1,619,784)	$(1,459,050)
Net income (loss) per common share (a)	$1,607	$(16,198)	$(14,591)

(a)	Prior to adjustment for reverse recapitalization. See Note 1 and Note 5.

The impact of the restatements on the line items within the previously reported Audited Consolidated Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022, previously filed in the Original Report is as follows:

Statement of Changes in Stockholders’ Deficit for the year ended December 31, 2022	As Previously Reported	Adjustment	As Restated
Net income (loss)	$160,734	$(1,619,784)	$(1,459,050)
Accumulated deficit	$(3,008,954)	$(2,393,664)	$(5,404,018)
Total stockholders’ deficit	$(3,005,480)	$(2,393,664)	$(5,399,144)

The impact of the restatements on the line items within the previously reported Audited Consolidated Statement of Cash Flows for the year ended December 31, 2022, previously filed in the Original Report is as follows:

Statement of Cash Flows for the year ended December 31, 2022	As Previously Reported	Adjustment	As Restated
Net loss	$160,734	$(1,619,784)	$(1,459,050)
Amortization of right-to-use asset	$16,340	$137,574	$154,004

Accounts receivable	$(69,601)	$69,601	$-
Inventories	$486,937	$(1,190,267)	$(703,330)
Accrued expenses	$31,723	$10,230	$41,953
Deferred revenue	$206,432	$2,576,618	$2,783,050
Lease liability	$26,139	$16,030	$42,169

September 30, 2023

The impact on the line items within the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023, previously filed is as follows:

Balance Sheet as of September 30, 2023 (unaudited)	As Previously Reported	Adjustment	As Restated
Accounts receivable	$2,490,863	$(2,490,863)	$-
Inventories	$3,380,865	$8,359,436	$11,740,301
Total current assets	$11,151,381	$5,868,573	$17,019,954
Right-to-use asset	$4,408,848	$(558,972)	$3,849,876
Total assets	$16,148,133	$5,309,601	$21,457,734
Accrued expenses	$90,668	$59,840	$150,508
Deferred revenue	$8,905,411	$8,226,263	$17,131,674
Lease liability, current	$317,268	$(12,203)	$305,065
Total current liabilities	$13,682,448	$8,273,900	$21,956,348
Lease liability, non-current	$4,067,660	$(258,653)	$3,809,007
Total liabilities	$18,250,108	$8,015,247	$26,265,355
Accumulated deficit	$(2,105,449)	$(2,705,646)	$(4,812,495)
Total stockholders’ deficit	$(2,101,975)	$(2,705,646)	$(4,807,621)
Total liabilities and stockholders' deficit	$16,148,133	$5,309,601	$21,457,734

The impact of the restatements on the line items within the previously reported unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2023 previously filed in the Original Report is as follows:

Statement of Operations for the three months ended September 30, 2023 (unaudited)	As Previously Reported	Adjustment	As Restated
Revenue, net	$6,211,371	$(2,573,60)	$3,637,763
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	$4,014,570	$(2,210,06)	$1,804,502
Gross profit	$2,196,801	$(363,540)	$1,833,261
General and administrative expenses	$1,417,377	$(281,609)	$1,135,768
Total operating expenses	$1,548,616	$(281,609)	$1,267,007
Loss from operations	$648,185	$(81,931)	$566,254
Net income (loss)	$667,813	$(81,931)	$585,882
Net income (loss) per common share, basic and diluted	$6,678	$(819)	$5,859

The impact of the restatements on the line items within the previously reported unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2023 previously filed in the Original Report is as follows:

Statement of Operations for the nine months ended September 30, 2023 (unaudited)	As Previously Reported	Adjustment	As Restated
Revenue, net	$15,657,587	$(5,541,493)	$10,116,094
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	$10,211,609	$(4,728,686)	$5,482,923
Gross profit	$5,445,978	$(812,807)	$4,633,171
General and administrative expenses	$4,053,994	$(500,826)	$3,553,168
Total operating expenses	$4,446,015	$(500,826)	$3,945,189
Loss from operations	$999,963	$(311,981)	$687,982
Net income (loss)	$1,126,137	$(311,981)	$814,156
Net income (loss) per common share, basic and diluted (a)	$11,261	$(3,120)	$8,142

(a)	Prior to adjustment for the reverse recapitalization. See Note 1 and 5.

The impact of the restatements on the line items within the previously reported unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the nine months ended September 30, 2023 previously filed in the Original Report is as follows:

Statement of Changes in Stockholders’ Deficit for the nine months ended September 30, 2023 (unaudited)	As Previously Reported	Adjustment	As Restated
Net income (loss)	$1,126,137	$(311,981)	$814,156
Total stockholders’ deficit	$(2,101,975)	$(2,705,646)	$(4,807,621)
Total liabilities and stockholders' deficit	$16,148,133	$5,309,601	$21,457,734

The impact of the restatements on the line items within the previously reported unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2023 previously filed in the Original Report is as follows:

Statement of Cash Flows for the nine months ended September 30, 2023 (unaudited)	As Previously Reported	Adjustment	As Restated
Net income	$1,126,137	$(311,981)	$814,156
Amortization of right-to-use asset	$206,235	$37,294	$243,529
Accounts receivable	$(1,987,572)	$1,987,572	$-
Inventories	$(326,561)	$(5,348,128)	$(5,674,689)
Accounts payable	$319,695	$72,092	$391,787
Accrued expenses	$(22,498)	$(15,895)	$(38,393)
Customer deposits	$(588,277)	$3,553,921	$2,965,644
Lease liability	$(4,166)	$(171,340)	$(175,506)
Other payable	$(272,724)	$196,465	$(76,259)

3. LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, the Company had cash and cash equivalents of approximately $8.1 million and working capital of approximately $0.2 million.

The Company’s primary source of operating funds since inception has been from cash receipts from sales and proceeds from loan payable. Immediately prior to the closing of the Business Combination on December 12, 2023, the Company executed and delivered to the Lender a senior secured convertible note (the “Convertible Note”), in exchange for a loan in the principal amount of $15,819,209. The Convertible Note shall accrue interest at an annual rate equal to the Prime Interest rate plus 5% per annum which is payable monthly in cash or, upon the Company’s option, in securities of the Company provided certain conditions are met at the increased interest rate of the Prime Interest rate plus 8% per annum. The Company is required to pay a late charge of 12% per annum (“Late Charges”) on any amount of principal or other amounts that are not paid when due. The Convertible Note is convertible into shares of Company Common Stock at the option of the Lender at a conversion price of $10.00 per share, subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the Company Common Stock issuable upon conversion of the Convertible Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $6.00. The note has a three-year term.

Based on the cash balance of $8.1 million and the positive forecasted cash flow from operations, after interest payments, the Company has determined that the Company’s sources of liquidity will be sufficient to meet the Company’s financing requirements for the one-year period from the issuance of the consolidated financial statements.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of ECD and ECD Auto Design UK Ltd. The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), expressed in U.S. dollars. The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the years presented. References to GAAP issued by the Financial Accounting Standard Boards (“FASB”) in these accompanying notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as to those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include assumptions used in revenue recognition, useful life of assets, and allowance for doubtful accounts.

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete financial information is evaluated regularly by the Company’s Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”), in deciding how to allocate resources and assess performance. The CODM reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Accordingly, the Company operates and manages its business as one operating segment and one reportable segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments acquired with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000. As of December 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Revenue Recognition

Revenue is recognized when the Company transfers promised goods or services to the customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Product Revenue – Parts and Builds

The Company generates revenue through the sale of Land Rover vehicle directly to customers. The Company considers the build/sales contracts to be the contracts with the customer. There is a single performance obligation in all of the Company’s contracts, which is to build a vehicle based on customer specifications, transfer title and shipping terms in the arrangement. Product revenue is recognized when the product build is completed, and title has been transferred. The Company concluded that this was the appropriate time to record revenue based on the following criteria. (1) ECD has a right to full payment for the product. (2) The customer has legal title to the product and (3) The customer has the significant risks and rewards of ownership of the asset. There are certain build contacts, “owner donor vehicles” where title remains with the customer for the entire project. Under these contracts, revenue is recognized at a point in time when the truck is delivered back to the customer.

Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives approximately 50% of the total consideration of the contract from its customers as acceptance of contract, which is initially recorded as deferred revenue. Upon completion of the build the remaining 50% is billed and initially recorded as deferred revenue, and recognized as net revenue when the product build is completed, and title is legally transferred.

Service Revenue

The Company generates revenue through providing repair or upgrade services to its customers. The Company agrees with the customer on a budget and specific deliverable. This is typically evidenced by a quote which represents the customer arrangement. There is a single performance obligation, which is the Company’s promise to perform the repair or upgrade work on the vehicle. The entire transaction price is allocated to this single performance obligation. Service revenue is recognized when the repair or upgrade work is completed and the customer receives the vehicle.

Warranty Revenue

The Company generates revenue through the sale of extended warranty to customers. The customers agree to the terms and conditions at the time of purchase, which represents the customer arrangements. The period covered by the extended warranty is usually one year. The Company has elected to apply the optional exemption provided in ASC 606 and therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

Product Limited Warranty

Consistent with industry practice, the Company generally offers customers a limited warranty for work performed on the vehicle under the builds/sales contract. The customers do not have a contractual right of return. The Company only offers a limited warranty for the work performed on the vehicle under the contract. If a customer disputes any work performed, the Company will attempt to remedy the work however, it shall not be required to discount the transaction price. The Company considered this an assurance-type warranty and not a separate performance obligation.

Warranty Reserve

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including quality control test driving vehicles, the warranty obligation is affected by historical warranty costs per vehicle. Should actual costs differ from the Company’s estimates, revisions to increase or decrease the estimated warranty liability may be required.

Other Revenue Policies

Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised products to the customer will be one year or less, which is the case with substantially all customers.

Applying the practical expedient in ASC 606-10-25-18B, the Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. The Company records the related costs as part of the cost of goods good.

Disaggregation of Revenue

The following table summarizes the Company’s net revenues disaggregated by product category:

	Year Ended December 31
	2023	2022
		As Restated
Parts	$41,341	$95,293
Builds	14,932,419	12,074,752
Service	30,950	161,705
Warranty	118,886	11,995
Total revenues, net	$15,123,596	$12,343,745

Contract Liability and remaining performance obligations

	2023	2022
		As Restated
Beginning balance, January 1	$14,166,030	$11,382,980
Additional deposits received	8,212,166	15,196,396
Revenue Recognized during the year at a point-in-time	(4,781,684)	(12,413,346)
Ending balance, December 31	$17,596,512	$14,166,030

As of December 31, 2023 and 2022, in addition to the customer deposits noted above, the company has $12,253,253 and $11,072,060 respectively of contract consideration allocated to a performance obligation not yet completed. The customer deposits, performance obligations not yet completed, and deferred revenue are typically recognized in revenue at a point in time within the next twelve months as the custom build vehicles are delivered and title has been transferred to customers.

Other Receivable

Other receivable represents the Employee Retention Tax Credit receivable (“ERTC receivable”) of $0 and $209,810 as of December 31, 2023 and 2022, respectively.

The Employee Retention Credit (ERC) is a refundable tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021. Eligible employers can claim the ERC on an original or adjusted employment tax return for a period within those dates.

For 2021, the employee retention credit (ERC) is a quarterly tax credit against the employer’s share of certain payroll taxes. The tax credit is 70% of the first $10,000 in wages per employee in each quarter of 2021, capped at $7,000 per employee per calendar quarter. The Company calculated the 2021 ERC based on the criteria above. Qualifying wages were reduced by the funds received from Payroll Protection Program.

The Internal Revenue Service approved all ERC filings as submitted and the final payment was received in January of 2023.

Inventories

Work in progress, work in progress – shipping and consumables, and work in progress – labor costs reported in inventories are carried at the lower of cost or net realizable value. Cost is determined on the basis of the direct and indirect costs that are directly attributable. The measurement of work in progress inventories is generally based on the weighted average method. Finished goods inventory is comprised of vehicles for which the build is completed but title has not been legally transferred, or in some cases, the vehicle has not been delivered. The measurement of finished goods inventories is the total cost of the materials, shipping and consumables, and labor attributed to the build of each specific completed vehicle. Overhead costs are allocated to inventory based on the rate of inventory turned for the period.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life of 5 to 15 years. Expenditures for maintenance and repairs are expensed as incurred. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in earnings.

Long-Lived Assets

The Company follows a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for the years ended December 31, 2023 and 2022.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $487,586 and $298,388 as advertising costs for the years ended December 31, 2023 and 2022, respectively.

Income taxes

Prior to the Business Combination on December 13, 2023, the Company was an S corporation. As an S corporation, the Company was not directly liable for federal income taxes. As of the date of the Business Combination, the operations of the Company ceased to be taxed as a S corporation resulting in a change in tax status for federal and state income tax purposes.

Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of December 31, 2023 and 2022.

Loss Per Share

The Company accounts for net loss per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. For the year ended December 31, 2023 and 2022, all potentially dilutive securities were not included in the calculation of diluted net income (loss) per share as their effect would be anti-dilutive.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use asset (“ROU asset”) and short-term and long-term lease liability are included on the face of the consolidated balance sheets.

ROU asset represents the right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. Operating lease ROU asset and liability are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date over the respective lease term in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption, and it recognizes such lease payments on a straight-line basis over the lease term.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of cash, accounts receivable, accounts payable and accrued expenses, and loan payable approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of lease liability also approximates fair value since the instrument bears market rates of interest. None of these instruments are held for trading purposes.

Fair Value Measurements

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815-40 (“ASC 815”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its Common Stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation in the consolidated financial statements and these accompanying notes. The reclassifications did not have a material impact on the Company’s consolidated financial statements and related disclosures. The impact on any prior period disclosures was immaterial.

Redeemable Preferred Stock

Accounting for convertible or redeemable equity instruments in the Company’s own equity requires an evaluation of the hybrid security to determine if liability classification is required under ASC 480-10. Liability classification is required for freestanding financial instruments that are not debt in legal form and are: (1) subject to an unconditional obligation requiring the issuer to redeem the instrument by transferring assets (i.e. mandatorily redeemable), (2) instruments other than equity shares that embody an obligation of the issuer to repurchase its equity shares, or (3) certain types of instruments that obligate the issuer to issue a variable number of equity shares. Securities that do not meet the scoping criteria to be classified as a liability under ASC 480 are subject to redeemable equity guidance, which prescribes securities that may be subject to redemption upon an event not solely within the control of the issuer to be classified outside permanent equity (i.e., classified in temporary equity). Securities classified in temporary equity are initially measured at the proceeds received, net of issuance costs and excluding the fair value of bifurcated embedded derivatives (if any). Subsequent measurement of the carrying value is not required unless the instrument is probable of becoming redeemable or is currently redeemable. When the instruments are currently redeemable or probable of becoming redeemable, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period.

Recent Accounting Pronouncements

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which is intended to enhance the transparency surrounding the use of supplier finance programs. The guidance requires companies that use supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll forward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The Company adopted the guidance when it became effective on January 1, 2023, except for the roll forward information, which is effective for fiscal years beginning after December 15, 2023. The Company does not have any supplier finance programs and accordingly, the adoption did not have a material impact on the Company’s consolidated financial statements, and the Company does not believe the impact of adopting the roll-forward requirement in this accounting standard update will be material to the consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. For the Company, the new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for public companies for fiscal years beginning after December 15, 2023. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the CODM evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

5. RECAPITALIZATION

As discussed in Note 1, “Nature of Operations”, On December 12, 2023, ECD completed the business combination (the “Business Combination”) contemplated by the merger agreement, dated as of March 3, 2023 (the “Merger Agreement”) by and among EFHT, Humble Imports Inc., d/b/a ECD Auto Design, a Florida corporation (“Humble” or “ECD”), ECD Auto Design UK, Ltd., an England and Wales corporation (the “ECD UK”), EFHAC Merger Sub, Inc., a Florida corporation (“Merger Sub”) and wholly-owned subsidiary of EFHT, and Scott Wallace, as the Securityholder Representative. The Merger Agreement was previously reported on the Current Report on Form 8-K filed by EFHT with the SEC on March 6, 2023.

At the Closing, pursuant to the terms of the Merger Agreement and after giving effect to the redemptions of shares of EFHT Common Stock:

●	the total consideration paid at the Closing (the “Merger Consideration”) by EFHT to Humble security holders was 26,500,000 shares of Company Common Stock, 25,000 shares of Company Preferred Stock, a warrant to purchase 1,091,525 shares of Company Common Stock, and a warrant to purchase 15,819 shares of Company Preferred Stock, (the “Securities Consideration”), and a cash payment of $2,000,000 pro rata to the former security holders of Humble (the “Cash Consideration” and, collectively with the Securities Consideration, the “Merger Consideration”);

●	each share of Merger Sub common stock, par value $0.0001 per share (“Merger Sub Common Stock”), issued and outstanding immediately prior to the Effective Time was converted into one newly issued share of Company Common Stock of the Surviving Corporation.

Following the filing of a Certificate of Merger with the Florida Department of State, Merger Sub merged with and into Humble with Humble as the surviving corporation, effective December 12, 2023. Thus, Humble became a wholly-owned subsidiary of the Company. In connection with the Merger, the Company changed its name to “ECD Automotive Design, Inc.”

Although EFHAC was the legal acquirer of ECD in the merger, ECD is deemed to be the accounting acquirer, and the historical financial statements of ECD became the basis for the historical financial statements of the Company upon the closing of the merger. ECD was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	ECD’s existing stockholders have the greatest voting interest in the combined company;

●	ECD’s existing stockholders have the ability to control decisions regarding election and removal of directors and officers of the combined company;

●	ECD is the larger entity in terms of substantive operations and employee base;

●	ECD comprises the ongoing operations of the combined company; and

●	ECD’s existing senior management is the senior management of the combined company.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to December 12, 2023, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to ECD’s stockholders in connection with the merger. As such, the shares and corresponding capital amounts and earnings per share related to ECD’s common stock prior to the merger have been retroactively restated as shares reflecting the exchange ratio established in the merger.

The following table reconciles the elements of the Business Combination to the consolidated statement of changes in stockholders’ deficit for the period ended December 31, 2023:

Cash-trust and cash, net of redemptions	$241,329
Less: transaction expenses paid	(241,329)
Net proceeds from the Business Combination	—
Less: recognition of SPAC closing balance sheet	(762,710)
Reverse recapitalization, net	$(762,710)

The number of shares of Common Stock issued immediately following the consummation of the Business Combination were:

EFHAC Class A common stock, outstanding prior to the Business Combination	11,500,000
Less: Redemption of EFHAC Class A common stock	(11,477,525)
Class A common stock of EFHAC	22,475
EFHAC public rights shares outstanding	1,437,500
EFHAC founder shares outstanding	2,875,000
EFHAC private shares outstanding	257,500
EFHAC private rights shares outstanding	32,188
EFHAC shares issued to EF Hutton (underwriter)	775,000
Business Combination shares	5,399,663
ECD Shares	26,500,000
Common Stock immediately after the Business Combination	31,899,663

The number of ECD shares was determined as follows:

	ECD Shares	ECD Shares after conversion ratio
Class A Common Stock (before Defender SPV shares)	100	24,000,000

Public and private placement warrants

The 11,500,000 Public Warrants issued at the time of EFHAC’s initial public offering and 257,500 warrants issued in connection with private placement at the time of EFHAC’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company (see Note XX).

Redemption

Prior to the closing of the Business Combination, certain EFHAC public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 11,477,525 shares of EFHAC Class A common stock for an aggregate payment of $37,261,500.

6. INVENTORIES

Inventories consisted of the following:

	December 31,
	2023	2022
Inventory – work in progress	$2,842,470	$1,850,149
Inventory – work in progress shipping and consumables	332,105	627,037
Inventory – work in progress labor	448,280	335,632
Resale inventory	1,110,620	-
Finished goods	7,065,829	3,252,794
	$11,799,304	$6,065,612

Overhead costs allocated to inventory were $676,193 and $328,105 for the year ended December 31, 2023 and 2022, respectively.

7. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	December 31,
	2023	2022
Prepaid expenses	$34,006	$4,786
Prepaid inventory	-	59,983
Advances to employees	-	3,650
	$34,006	$68,419

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2023	2022
Computer equipment	$72,175	$16,675
Office furniture	36,412	36,412
Manufacturing equipment	654,858	636,903
Vehicles	456,360	—
	1,219,805	689,990
Less: accumulated depreciation	(251,128)	(119,166)
	$968,677	$570,824

Depreciation expense related to the Company’s property and equipment was $126,367 and $72,303 for the years ended December 31, 2023 and 2022, respectively, which were included in the accompanying consolidated statements of operations.

9. LEASES

Prior to 2022, the Company entered into several lease renewal agreements with landlord whereby the Company agreed to lease office space in Kissimmee, Florida. All of these lease renewal agreements expired during the year ended December 31, 2022. The leases had rental payments from $1,423 per month to $2,801 per month.

On August 11, 2021, the Company entered into a lease agreement, whereby the Company agreed to lease office space in Kissimmee, Florida for a term of 125 months following the lease commencement date. The lease commencement date was not identified until July 15, 2022 when the Company entered into the First Amendment to the original lease agreement, pursuant to which the commencement date would be July 1, 2022. The Company will owe monthly rental payments ranging from $6,512 to $50,039 over the term of the lease. On January 1, 2022, the Company recorded right-to-use asset and lease liability of $3,889,555 using the Company’s estimated incremental borrowing rate of 6.3%.

The Company also has a five-year lease in the UK for office space expiring December 16, 2026. The Company will owe monthly rental payments ranging from $3,092 to $3,401 over the term of the lease. The Company recorded a right-to-use asset and lease liability of $161,047 using the Company’s estimated incremental borrowing rate of 6.3%.

On March 23, 2023, the Company entered into a lease agreement, whereby the Company agreed to lease warehouse space I Kissimmee, Florida for a term of 36 months following the lease commencement date beginning on or about of March 26, 2023. The Company will owe monthly rental payments ranging from $5,844-$6,171 over the term of the lease. The Company recorded right-to-use asset and lease liability of $196,796 using the Company’s incremental borrowing rate of 6.3%.

Maturity analysis under the lease agreements are as follows:

Total
2024	$557,703
2025	575,360
2026	535,719
2027	492,318
2028	508,885
2029 and beyond	2,765,250
5,435,235
Less: present value discount	(1,393,131)
Lease liability	$4,042,104

Lease expense for the years ended December 31, 2023 and 2022 was $589,401 and $284,411, respectively.

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31
	2023	As restated 2022
Accrued commission	$6,000	$6,000
Accrued interest	113,000	—
Accrued bonuses	150.000	—
Accrued expenses, other	131,859	—
Warranty Reserve	89,430	75,735
Accrued payroll	196,711	111,689
	$687,000	$193,424

11. OTHER PAYABLE

Other payable consisted of the following:

	December 31
	2023	2022
PPG payable (as defined below)	$168,256	$277,642
Income tax payable	632,000	—
Other	—	84,592
	$800,256	$362,234

On February 1, 2022, the Company entered into an Exclusive Supplier Agreement with a third party, pursuant to which the third party issues a pre-bate in the amount of $277,642 to the Company in exchange for the Company’s commitment to make purchase of the third party’s products in the amount of $1,506,349 (“PPG Payable”). The Company shall use the $277,642 as working capital or otherwise in the operation of the Company’s collision center business. The outstanding balance on the PPG payable was $168,256 and $277,642 recorded as other payable in the accompanying consolidated balance sheet as of December 31, 2023 and 2022 respectively.

12. LOAN PAYABLE

On December 15, 2021, the Company entered into a Letter of Credit Agreement with a third party, pursuant to which the Company borrowed $500,000 from the third party bearing no interest and due on December 15, 2023. As additional consideration for the loan, the Company agrees to pay the third party an amount equal to 20% of the Company’s gross profits in connection with the Company’s resales commissions during the term of the agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of ECD – Other Income and Expenses – Resale Commissions Income”. As of December 31, 2022, the Company had accrued $6,000, of commission to be paid to such third party (see Note 7).

The loan balance outstanding as of December 31, 2022 was $500,000. The loan was repaid in connection with the Merger.

Loan and Security Agreement

In connection with ECD’s PIPE Financing, on September 28, 2023, ECD entered into a loan and security agreement (the “Loan and Security Agreement”) with Context Credit Holdings, LP (“Edge”) for a $10,000,000 revolving credit facility (the “Edge Facility”). Under the Edge Facility, Edge will make borrowing base advances against ECD’s accounts receivables, up to a limit of 90% of eligible accounts receivable as determined according to the Loan and Security Agreement. The Edge Facility has a two-year term, subject to renewal at Edge’s discretion. The advances will bear interest at a per annum rate equal to (a) the Base Rate plus (b) 7.00%; the “Base Rate” means the greater of (i) 6.50% and (ii) the Wall Street Journal Prime Rate (floating with daily resets) as publicly announced to be in effect from time to time. Pursuant to the Loan and Security Agreement, ECD may at any time terminate the Edge Facility with 60 days’ prior written notice. ECD has agreed with the Lender under the SPA that, by the closing date for the issuance of the Note, it will either have (i) delivered an irrevocable notice to terminate the Loan and Security Agreement or (ii) entered into an intercreditor agreement with Edge and the Collateral Agent (as defined in the SPA).

The Edge Facility is secured by a blanket lien on all corporate assets, including a perfected first-priority lien on and security interest in all ECD’s assets, including accounts receivables, inventory, equipment, real estate, contracts, general intangibles, and proceeds thereof. Also, each of the ECD Initial Securityholders has entered into a personal guaranty with Edge with respect to the Edge Facility.

In September 2023, October 2023, November 2023, and December 2023, the Company drew an aggregate of $2,718,24 on the Loan and Security Agreement. On December 12, 2023, in connection with the closing of the Business Combination, the outstanding balance on the Loan and Security Agreement was paid in full.

Securities Purchase Agreement

On October 6, 2023 the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional Lender (the “Lender”) pursuant to which the Company issued to the Lender a senior secured convertible note (the “Convertible Note”) in exchange for a loan in the principal amount of $15,819,209. The Convertible Note shall accrue interest at an annual rate equal to the Prime Interest rate plus 5% per annum which is payable monthly in cash, or upon the Company’s option, in securities of the Company provided certain conditions are met at the increased interest rate of the Prime Interest rate plus 8% per annum. The Company is required to pay a late charge of 12% per annum (“Late Charges”) on any amount of principal or other amounts that are not paid when due. The Convertible Note is convertible into shares of the Company’s common stock, par value $0.0001 per share at the option of the Lender at a conversion price of $10.00 per share, subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the common stock issuable upon conversion of the Convertible Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $6.00. The conversion price is subject to a downward adjustment if the Company issues equity in the future at a price less than $10.00, except for equity issued in connection with certain strategic acquisitions. The conversion price is also subject to a downward adjustment if the Company fails to satisfy certain performance conditions set forth in the Convertible Note. Upon the Lender’s conversion, the conversion amount shall be equal to 115% of the principal amount to be converted under the Convertible Note plus any accrued and unpaid interest and accrued and unpaid Late Charges on such principal and interest, if any (the “Conversion Rate”). Lender’s ability to convert the Convertible Note into shares of common stock is subject to a 4.99% blocker, such that Lender cannot convert the Convertible Note into shares of common stock to the extent it will make the Lender a beneficial owner of more than 4.99% of the common stock. The Company has the option to prepay the Convertible Note, upon thirty (30) business day written notice, by paying the product of the 20% redemption premium multiplied by the greater of (i) the conversion amount to be redeemed and (ii) the product of (x) the Conversion Rate with respect to the conversion amount to be redeemed multiplied by (y) the greatest closing sale price of the Company’s common stock on any trading day immediately preceding such notice of redemption and the date the Company makes the entire payment required.

The Convertible Note has a maturity date of December 12, 2026 and will rank senior to all outstanding and future indebtedness of the Company and its subsidiaries. The Convertible Notes are secured by a first priority perfected security interest in all the existing and future assets of the Company and its direct and indirect subsidiaries, including a pledge of all of the capital stock of each of the subsidiaries. The Convertible Note also provides that the Company and its subsidiaries execute a guaranty (the “Guaranty”) to guaranty the obligations under the Convertible Note and the Security Agreement, that all insider stockholders of the common stock shall execute a lock-up agreement (the “Lock-Up Agreement”) restricting their sale of the common stock until six months after the registration statement registering the shares of common stock underlying the Convertible Note is declared effective and a joinder agreement (the “Joinder Agreement”) pursuant to which the Company and its Subsidiaries agree and consent to be parties to the Security Agreement.

The Convertible Note includes an original issue discount of $2,119,209 and debt issuance costs of $3,088,883. As of December 31, 2023, the Company recorded $72,335 of amortization expense of the debt discount in the consolidated statement of operations. The unamortized debt discount is expected to be recognized over the next 35.5 months. As of December 31, 2023 and 2022, accrued interest on the Convertible Note in the consolidated balance sheets was $113,000 and $0, respectively.

The table below summarizes the outstanding Convertible Note as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Principal value of Convertible Note	$15,819,209	$-
Debt discount, net of amortization	(5,135,757)	$-
Convertible Note payable	$10,683,452	$-

13. INCOME TAXES

Historically, ECD was an S Corporation and as such, the Company was not directly liable for income taxes for federal purposes. As of the date of the Business Combination (December 2023), the operations of the Company ceased to be taxed as an S Corporation resulting in a change in tax status for federal and state income tax purposes. This change in tax status requires immediate recognition of any deferred tax assets or liabilities as of the transaction date as the Company will now be directly liable for income taxes. The recognition of these initial deferred balances, if any, would be recorded as additional tax expense in the period of the transaction. In addition, the Company will accrue current and deferred tax expense based on ongoing activity from that date.

The components of the provision (benefit) for income taxes were as follows (in thousands):

For the year ended December 31, 2023
Deferred:
Federal	$(403,590)
State and local	(111,854)
Total deferred provision (benefit)	(515,444)
Change in valuation allowance	79,619
Total provision (benefit) for income taxes	$435,825

The effective tax rate differs from the statutory tax rates as follows (in thousands):

For the year ended December 31, 2023
Tax at statutory federal rate	21.00%
State income tax	4.17%
Change in tax status	2.38%
Foreign tax rate differential	0.60%
Valuation allowance	(3.76)%
Other	(0.05)%
Provision (benefit) for income taxes	24.35%

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.

The components of the deferred income tax assets and liabilities were as follows (in thousands):

December 31, 2023
Deferred tax assets:
Net operating losses and tax credit carry-forward	$421,239
Lease liabilities	996,263
Organizational start-up costs	176,689
Bonus accrual	38,018
Warranty reserve	22,666
OID on convertible notes	6,414
Gross deferred tax asset	$1,661,288
Less valuation allowance	(79,619)
Net deferred tax asset	$1,581,669
Deferred tax liabilities:
Depreciation expense	$137,816
Right of use assets	928,410
Total deferred tax liability	$1,066,226
Net deferred tax asset (liability)	$515,444

As of December 31, 2023, the Company had federal net operating losses of approximately $1.3 million and state net operating loss carryforwards of approximately $1.3 million. As of December 31, 2023, the Company did had foreign net operating loss carryforwards of approximately $0.3 million. The federal, state and foreign net operating loss carryforwards generated in tax year 2023 will never expire. Certain Net Operating Losses in these jurisdictions are not subject to expiration. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, the Company has only recorded a valuation allowance against its foreign deferred tax assets at December 31, 2023 because management has determined that it is more likely than not that the Company will recognize the benefits of its federal and state deferred tax assets, but not for its foreign deferred tax assets, primarily due to its lack of revenue generating operations since inception.

As of December 31, 2023, the Company has not recorded an amount of gross unrecognized tax benefits for uncertain tax positions for the current or prior year planned tax filing positions. No unrecognized tax benefits are applicable for prior periods.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2023, the open tax years are December 31, 2022, 2021, and 2020.

The Company has no open tax audits with any taxing authority as of December 31, 2023.

The Company actively monitors domestic and global tax law changes to account for the effects in the period the legislation is enacted, as applicable.

14. REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2023 and 2022, there were 25,000 and no shares of preferred stock issued and outstanding, respectively.  The 25,000 shares represent Series A convertible preferred stock (discussed below). The Series A Convertible Preferred Stock shall rank senior to all shares of Common Stock, and to all other classes or series of capital stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

Dividend Rights

From and after the first date of issuance of any initial shares of Series A Convertible Preferred Stock (the “Initial Issuance Date”) and prior to the date of the initial exercise of the Preferred Warrants (the “Initial Preferred Warrant Exercise Date”), unless a triggering event has occurred and is continuing, holders of Series A Convertible Preferred Stock shall not be entitled to dividends. From and after the Initial Preferred Warrant Exercise Date, dividends on the Series A Convertible Preferred Stock shall commence accruing and shall be computed on the basis of a 360-day year and twelve 30-day months and shall be payable in arrears for on the first trading day of each fiscal quarter (each, an “Dividend Date”). Dividends shall be payable on each Dividend Date, to each record holder of Series A Convertible Preferred Stock on the applicable Dividend Date, in shares of Common Stock (“Dividend Shares”) so long as there has been no Equity Conditions Failure; provided however, that the Company may, at its option following notice to each holder, pay dividend on any Dividend Date in cash (“Cash Dividend”) or in a combination of Cash Dividend and Dividend Shares.

Liquidation Preference

In the event of a liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the stockholders of Series A Convertible Preferred Stock shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (the “Liquidation Funds”), before any amount shall be paid to the holders of any of shares of junior stock, but pari passu with any parity stock then outstanding, an amount per share of Series A Convertible Preferred Stock equal to the sum of (i) the Black Scholes Value (as defined in the Common Warrants) with respect to the outstanding portion of all Common Warrants held by such holder (without regard to any limitations on the exercise thereof) as of the date of such event and (ii) the greater of (A) 125% of the Conversion Amount (as defined below) of such Series A Convertible Preferred Stock on the date of such payment and (B) the amount per share such holder would receive if such holder converted such Series A Convertible Preferred Stock into Common Stock immediately prior to the date of such payment, provided that if the Liquidation Funds are insufficient to pay the full amount due to the holders and holders of shares of parity stock, then each holder and each holder of parity stock shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such holder and such holder of parity stock as a liquidation preference, in accordance with their respective certificate of designations (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Series A Convertible Preferred Stock and all holders of shares of parity stock.

Conversion and Redemption Rights

At any time after the Business Combination, each stockholder shall be entitled to convert any portion of the outstanding Series A Convertible Preferred Stock held by such stockholder into validly issued, fully paid and non-assessable shares of Common Stock. The number of shares of Common Stock issuable upon conversion of any Series A Convertible Preferred Stock shall be determined by dividing (i) the Conversion Amount (as defined in the Certificate of Designation) of such Series A Convertible Preferred Stock by (y) $10.00 (subject to adjustments). A stockholder’s ability to convert Series A Convertible Preferred Stock into shares of Common Stock is subject to a 4.99% blocker, such that a stockholder cannot convert Series A Convertible Preferred Stock into shares of Common Stock to the extent it will make the stockholder a beneficial owner of more than 4.99% of the Common Stock.

The stockholders of Series A Convertible Preferred Stock have redemption rights upon the occurrence of a Triggering Event (as defined in the Certificate of Designation). The Company has the right to redeem all or any part of Series A Convertible Preferred Stock then outstanding.

Voting and Other Preferred Rights

Holders of Series A Convertible Preferred Stock shall have no voting rights, except as required by law (including without limitation, the DGCL) and as expressly provided in the Certificate of Designations.

15. STOCKHOLDERS’ DEFICIT

Common stock — The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2023 and 2022, there were 31,899,663 shares and 24,000,000 shares of common stock issued and outstanding, respectively. Each share of Common Stock has one vote and has similar rights and obligations.

On October 11, 2023, ECD closed the transaction memorialized in the Securities Purchase Agreement, dated October 6, 2023 (the “Humble SPA”) by and between ECD and Defender SPV LLC (the “Investor”) pursuant to which ECD agreed to issue to the Investor (i) 39,000 shares of Series A Convertible Preferred Stock of the Company convertible into shares of ECD Common Stock; (ii) 1,100,000 shares of ECD Common Stock; (iii) a warrant to acquire 1,091,525 additional shares of ECD Common Stock; and (iv) a warrant to acquire 15,819 shares of ECD Series A Preferred Stock, for a purchase price equal to $300,000.

In advance of the Business Combination Closing, the Investor provided the Company a Conversion Notice to convert 14,000 shares of its Humble Series A Convertible Preferred Stock into 1,400,000 shares of common stock of Humble (“Humble Common Stock”). Following the Lender’s conversion of 14,000 shares of Humble Series A Convertible Preferred Stock, the Lender held 25,000 shares of Humble Series A Convertible Preferred Stock and an aggregate of 2,500,000 shares of Humble Common Stock.

Warrants - As part of EFHAC’s initial public offering (“IPO”), EFHAC issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, EFHAC completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. At December 31, 2023, there are 11,500,000 Public Warrants and 257,500 Private warrants outstanding.

These warrants expire on the fifth anniversary of the Business Combination or earlier upon redemption or liquidation and are exercisable commencing 30 days after the Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share.

The Company accounts for the 11,757,500 warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

16. RELATED PARTY TRANSACTIONS

The following table shows the Company’s expenses incurred with related parties and the relationship:

		Year Ended December 31
	Relationship	2023	2022
Luxury Automotive Transport, Inc.	Company owned by stockholder’s relative	$196,425	$247,193
British Food Stop	Company owned by stockholders’ relative	16,336	-
Wallace USA	Company owned by stockholder	-	51,996
Karen Wallace	Stockholder’s relative	-	1,331
Total revenues, net		$212,761	$300,520

NOTE 17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

As further described in Note 2, the previously reported financial information for the quarters ended September 30, 2023, June 30, 2023, and March 31, 2023, have been restated. As part of the restatement, the Company recorded adjustments to correct the uncorrected misstatements in the impacted periods. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The following tables summarize the Company’s unaudited quarterly financial information for the impacted periods. The restated amounts in equity and earnings per share are also adjusted for the impact of the retrospective effect of the reverse recapitalization. See Note 5.

Incorporated herein is expanded disclosure of the restatements of the quarterly information for the three and nine months ended September 30, 2023, the three and six-months ended June 30, 2023, the three ended March 31, 2023, and as of September 30, 2023, June 30, 2023 and March 31, 2023.

HUMBLE IMPORTS INC, D/B/A ECD AUTO DESIGN

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2023	As of June 30, 2023	As of March 31, 2023
	As Restated	As Restated	As Restated
ASSETS
Current assets
Cash and cash equivalents	$5,182,541	$2,278,071	$2,325,882
Accounts receivable	-	-	-
Other receivable	33,281	33,281	-
Inventories	11,740,301	9,311,146	7,755,074
Prepaid and other current assets	63,831	63,129	65,556
Total current assets	17,019,954	11,685,627	10,146,512

Property and equipment, net	511,918	530,548	551,720
Right-to-use asset	3,849,876	3,965,156	4,040,707
Deposit	75,986	75,986	75,986
Total assets	$21,457,734	$16,257,317	$14,814,925

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Line of credit	$3,204,524	$-	$-
Accounts payable	878,602	575,361	505,620
Accrued expenses	150,508	165,455	79,583
Deferred revenue	17,131,674	15,871,069	15,234,476
Lease liability, current	305,065	295,482	286,024
Other payable	285,975	277,642	277,642
Total current liabilities	21,956,348	17,185,009	16,383,345

Loan payable	500,000	500,000	500,000
Lease liability, non-current	3,809,007	3,888,327	3,966,411
Convertible note payable	-
Total liabilities	26,265,355	21,573,336	20,849,756

Stockholders’ deficit
Preferred stock
Common stock	2,400	2,400	2,400
Additional paid-in capital	2,474	2,474	2,474
Accumulated deficit	(4,812,495)	(5,320,893)	(6,039,705)
Total stockholders’ deficit	(4,807,621)	(5,316,019)	(6,034,831)
Total liabilities and stockholders’ deficit	$21,457,734	$16,257,317	$14,814,925

HUMBLE IMPORTS INC, D/B/A ECD AUTO DESIGN

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2023	For the nine months ended September 30, 2023
	As Restated	As Restated

Revenue, net	$3,637,763	$10,116,094
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	1,804,502	5,482,923

Gross profit	1,833,261	4,633,171
	50.40%	45.80%
Operating expenses
Sales and marketing expenses	100,038	306,826
General and administrative expenses	1,135,768	3,553,168
Depreciation and amortization expenses	31,201	85,195
Total operating expenses	1,267,007	3,945,189

Loss from operations	566,254	687,982

Other income (expense)
Interest income (expense), net	6,654	27,304
Loss on sale of asset	-	-
Consignment income	42,370	86,370
Other income (expense), net	(29,396)	12,500
Total other income, net	19,628	126,174

Income tax expense	-	-

Net income (loss)	$585,882	$814,156

Net income (loss) per common share, basic and diluted	$0.02	$0.03
Weighted average number of common shares outstanding, basic and diluted	24,000,000	24,000,000

HUMBLE IMPORTS INC, D/B/A ECD AUTO DESIGN

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended March 31, 2023
	As Restated	As Restated	As Restated

Revenue, net	$3,824,181	$6,478,332	$2,654,151
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	1,866,154	3,678,421	1,812,267

Gross profit	1,958,027	2,799,911	841,884
	51.20%	43.22%	31.72%
Operating expenses
Sales and marketing expenses	105,183	206,788	101,605
General and administrative expenses	1,117,353	2,417,401	1,300,048
Depreciation and amortization expenses	22,472	53,994	31,522
Total operating expenses	1,245,008	2,678,183	1,433,175

Loss from operations	713,019	121,728	(591,291)

Other income (expense)
Interest income (expense), net	10,773	20,650	9,877
Loss on sale of asset	-	-	-
Consignment income	44,000	44,000	-
Other income (expense), net	29,396	41,896	12,500
Total other income, net	84,169	106,546	22,377

Income tax expense	-	-	-

Net income (loss)	$797,188	$228,274	$(568,914)

Net income (loss) per common share, basic and diluted	0.03	$0.01	(0.02)
Weighted average number of common shares outstanding, basic and diluted	24,000,000	24,000,000	24,000,000

HUMBLE IMPORTS INC, D/B/A ECD AUTO DESIGN

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
As restated	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023, as restated	24,000,000	$2,400	$2,474	$(5,404,018)	$(5,399,144)
Stockholder distributions	—	—	—	(66,773)	(66,773)
Net loss as restated	—	—	—	(568,914)	(568,914)
Balance – March 31, 2023, as restated	24,000,000	$2,400	$2,474	$(6,039,705)	$(6,034,831)
Stockholder distributions	—	—	—	(78,376)	(78,376)
Net income, as restated	—	—	—	797,188	797,188
Balance – June 30, 2023, as restated	24,000,000	$2,400	$2,474	$(5,320,893)	$(5,316,019)
Stockholder distributions	—	—	—	(77,484)	(77,484)
Net income, as restated	—	—	—	585,882	585,882
Balance – September 30, 2023, as restated	24,000,000	$2,400	$2,474	$(4,812,495)	$(4,807,621)

HUMBLE IMPORTS INC, D/B/A ECD AUTO DESIGN

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2023	Six months ended June 30, 2023	Three months ended March 31, 2023
	As restated	As restated	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$814,155	$228,274	$(568,914)
Adjustments to reconcile net income to net cash
Depreciation expense	85,195	53,994	31,522
Loss on sale of asset	-
Amortization of right-to-use asset	243,529	(128,249)	52,698
Gain on forgiveness of PPP Loan	-
ERTC credit	-
Changes in operating assets and liabilities:
Accounts receivable	-
Other receivable	176,529	176,529	209,810
Inventories	(5,674,689)	(3,245,534)	(1,689,462)
Prepaid and other current assets	4,588	5,290	2,863
Deposit	-	-	-
Accounts payable	391,788	88,545	18,803
Accrued expenses	(38,393)	(27,969)	(113,841)
Customer deposits	2,965,644	1,705,039	1,068,446
Lease liability	(175,506)	(105,769)	(37,142)
Other payable	(76,259)	(84,592)	(84,592)
CASH USED IN OPERATING ACTIVITIES	(1,283,419)	(1,077,944)	(1,109,809)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of assets	(26,289)	(13,718)	(12,418)
CASH USED IN INVESTING ACTIVITIES	(26,289)	(13,718)	(12,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	3,200,000	-	-
Cash distributed to stockholders	(222,633)	(145,149)	(66,773)
CASH USED IN FINANCING ACTIVITIES	2,977,367	(145,149)	(66,773)

Change in cash and cash equivalents	1,667,659	(1,236,811)	(1,189,000)

Cash, beginning of year	3,514,882	3,514,882	3,514,882

Cash, end of year	$5,182,541	$2,278,071	$2,325,882

SUPPLEMENTAL DISCLOSURES
Record right-to-use asset and lease liability per ASC 842	$196,797	$196,797	$196,797

18. SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 2, 2024, which represents the date the financial statements were available to be issued, and no events, other than disclosed below have occurred through that date that would impact the financial statements.

On April 3, 2024, the Company entered into an Asset Purchase Agreement (the “Original Asset Purchase Agreement”) with BNMC Continuation Cars LLC, an Oklahoma limited liability company and David W. Miller II (collectively “Sellers”), pursuant to which the Company agreed to purchase certain assets from Sellers in exchange for $1.5 million (the “Purchase Price”). The Purchase Price will be paid to Sellers by the issuance of such number of shares of common stock of the Company, par value $0.0001 per share (“Common Stock”), equal to (a) the Purchase Price divided by (b) the closing price of the Common Stock on the five month anniversary of the closing date.

On April 24, 2024, the Company entered into an Amended and Restated Asset Purchase Agreement (the A&R Asset Purchase Agreement”) with Sellers, pursuant to which the Company agreed to purchase certain assets relating to vehicle builds, including the trademark “Brand New Muscle Car” (the “Purchased Assets”) from Sellers in exchange for up to $1.25 million. The price for the Purchased Assets under the A&R Asset Purchase Agreement shall be equal to $950,000 plus up to an additional $300,000, in increments of $100,000, for each new vehicle build the Sellers can refer to the Company that are actually accepted by the Company on or before June 24, 2024 (the “A&R Purchase Price”). The A&R Purchase Price will be paid to Seller by the issuance of such number of shares of Common Stock equal to (a) the A&R Purchase Price divided by (b) the closing price of the Common Stock on the five month anniversary of the closing date (the “Consideration Shares”). The A&R Purchase Price will be paid by the Company to the Sellers by the issuance of the Consideration Shares within three (3) business days of the five month anniversary of the closing date. The closing of the transactions contemplated by A&R Asset Purchase Agreement are subject to customary representations, warranties, covenants and closing conditions.

On April 24, 2024, following the satisfaction or waiver of the closing conditions, the Company and Sellers closed the transactions contemplated by the A&R Asset Purchase Agreement. In connection with the closing of the A&R Asset Purchase Agreement, the Company and the Sellers executed and delivered the following agreements: (1) the IP Assignment Agreement, dated April 24, 2024, by and between Sellers, as assignors, and ECD, as assignee (the “IP Assignment Agreement”), (2) the Trademark License Agreement, dated April 24, 2024, by and between ECD, as licensor and Sellers, as licensees (the “Trademark License Agreement”), and (3) Consulting Agreement, dated April 24, 2024, by and between ECD, as the company and BNMC Films LLC, a wholly owned subsidiary of David W. Miller II, as the contractor (the “Consulting Agreement”).

On December 12, 2023, the Company, through its predecessor EFHT, issued a Senior Secured Convertible Note with an aggregate principal amount equal to $15,819,209 to Defender SPV LLC (the “Convertible Note”), pursuant to the previously disclosed Stock Purchase Agreement dated October 6, 2023. Certain events of default under the Convertible Note have occurred based on the following: the Company’s failure to have its resale registration statement on Form S-1 declared effective by the SEC within sixty (60) days of December 12, 2024, the fact that the financial statements of the Company’s subsidiary for the years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 were required to be restated and due to the fact that the Company did not file its Annual Report on Form 10-K for year ended December 31, 2023 (the “Form 10-K”) within two (2) trading days of the filing due date for the Form 10-K. The Convertible Note provides for certain remedies based upon the occurrence of an event of default. he Company has spoken with the lender under the Convertible Note and plans to attempt to negotiate and enter into a default waiver agreement with the lender. There can be no assurances that the Company will be able to negotiate a waiver agreement with the lender. If the lender seeks to enforce its remedies under the Convertible Note and the lender is successful in obtaining such remedies, then such event could have a material negative effect on the business and finances of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2024
ECD Automotive Design, Inc.

/s/ Scott Wallace
	Name:	Scott Wallace
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Raymond Cole
	Name:	Raymond Cole
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Scott Wallace	Chief Executive Officer and Director (principal executive officer)	May 2, 2024
Scott Wallace

/s/ Raymond Cole	Chief Financial Officer (principal financial and accounting officer)	May 2, 2024
Raymond Cole

/s/ Emily Humble	Chief Product Officer and Director	May 2, 2024
Emily Humble

/s/ Thomas Humble	Chief Experience Officer and Director	May 2, 2024
Thomas Humble

/s/ Patrick Lavelle	Director	May 2, 2024
Patrick Lavelle

/s/ Robert Machinist	Director	May 2, 2024
Robert Machinist

/s/ Benjamin Piggott	Director	May 2, 2024
Benjamin Piggott

/s/ Thomas Wood	Director	May 2, 2024
Thomas Wood