Form 10-Q
period 2024-03-31
ECD Automotive Design, Inc.
filed 2024-06-27
CIK 1922858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-41497

ECD AUTOMOTIVE DESIGN, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2559175
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4390 Industrial Lane, Kissimmee, FL 34758

(Address of principal executive offices and Zip Code)

(407) 483-4825

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ECDA	The Nasdaq Stock Market LLC
Warrants	ECDAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of June 26, 2024, the registrant had 31,999,662 shares of common stock issued and outstanding

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ECD AUTOMOTIVE DESIGN, INC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$5,560,321	$8,134,211
Inventories	10,914,086	11,799,304
Prepaid and other current assets	346,657	34,006
Total current assets	16,821,064	19,967,521

Property and equipment, net	981,801	968,677
Deferred tax asset	-	515,444
Right-to-use asset	3,675,559	3,763,294
Deposit	77,686	77,686
TOTAL ASSETS	$21,556,110	$25,292,622

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$995,777	$768,808
Accrued expenses	1,330,255	687,000
Deferred revenue	13,983,645	17,596,512
Deferred tax liability	16,836	-
Lease liability, current	324,791	314,903
Other payable	1,465,098	1,533,815
Total current liabilities	18,116,402	20,901,038

Lease liability, non-current	3,641,602	3,727,182
Convertible note, net of debt discount	11,117,460	10,683,452
Total liabilities	32,875,464	35,311,672

Redeemable preferred stock, $0.0001 par value, 20,000,000 authorized shares; 25,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	3	3

Stockholders’ deficit:
Common stock, $0.0001 par value, 1,000,000,000 authorized shares; 31,899,662 shares and 31,874,662 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3,190	3,187
Additional paid-in capital	249,997	-
Accumulated deficit	(11,572,544)	(10,022,240)
Total Stockholders’ Deficit	(11,319,357)	(10,019,053)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$21,556,110	$25,292,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023

Revenue	$8,308,039	$2,707,326
Cost of goods sold (exclusive of depreciation expense shown below)	5,831,100	2,403,234
Gross profit	2,476,939	304,092

Operating expenses
Advertising and marketing expenses	343,409	105,220
General and administrative expenses	2,176,945	1,316,507
Depreciation expense	47,654	27,308
Total operating expenses	2,568,008	1,449,035

Income (loss) from operations	(91,069)	(1,144,943)

Other income (expense)
Interest expense	(970,777)	-
Foreign exchange loss	(4,704)	-
Other income (expense), net	48,526	22,377
Total other (expense) income, net	(926,955)	22,377

Loss before income taxes	(1,018,024)	(1,122,566)
Income tax expense	(532,280)	-
Net loss	$(1,550,304)	$(1,122,566)

Net loss per common share, basic and diluted	$(0.05)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	31,896,640	24,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, AND

	Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	25,000	$3	31,874,662	$3,187	$-	$(10,022,240)	$(10,019,053)
Issuance of common shares	-	-	25,000	3	249,997	-	250,000
Net loss	-	-	-	-	-	(1,550,304)	(1,550,304)
Balance – March 31, 2024	25,000	$3	31,899,662	$3,190	$249,997	$(11,572,544)	$(11,319,357)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	-	-	24,000,000	2,400	2,474	(5,404,018)	(5,399,144)
Stockholder distributions	-	-	-	-	-	(66,773)	(66,773)
Net loss	-	-	-	-	-	(1,122,566)	(1,122,566)
Balance – March 31, 2023	-	$-	24,000,000	$2,400	$2,474	$(6,593,357)	$(6,588,483)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,550,304)	$(1,122,566)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation expense	47,654	27,308
Noncash lease expense	87,735	73,732
Amortization of debt discount	434,008	-
Deferred tax expense	532,280
Equity compensation expense	117,500	-
Changes in operating assets and liabilities:
Other receivables	-	209,810
Inventories	885,218	(1,109,988)
Prepaid and other current assets	(312,651)	3,396
Deposit	-	(1,700)
Accounts payable	226,969	30,506
Accrued expenses	643,255	(113,841)
Deferred revenue	(3,612,867)	1,015,270
Other payable	63,783	(84,592)
Lease liability	(75,692)	(37,142)
Net cash used in operating activities	(2,513,112)	(1,109,809)

Cash flows from investing activities:
Purchase of assets	(60,778)	(12,418)
Net cash used in investing activities	(60,778)	(12,418)

Cash flows from financing activities:
Cash distributed to stockholders	-	(66,773)
Net cash provided by (used in) financing activities	-	(66,773)

Net decrease in cash and cash equivalents	(2,573,890)	(1,189,000)
Cash and cash equivalents, beginning of period	8,134,211	3,514,882
Cash and cash equivalents, end of period	$5,560,321	$2,325,882

Supplemental cash flow disclosure:
Cash paid for interest	$112,737	$-

Supplemental disclosure of noncash cash flow information
Record right-to-use asset and lease liability per ASC 842	$-	$196,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

ECD Automotive Design, Inc (the “Company,” “ECD,” “we,” “us,” or “our), formerly known as EF Hutton Acquisition Corporation I (“EFHAC”) (the Company) is engaged in the production and sale of Land Rover vehicles. Since the Company’s commencement of operations in 2013, they have established a facility geared towards producing the most customized Land Rovers with the highest quality of parts and the highest quality labor force building each vehicle. The Company primarily earns revenue from the sale of the customized vehicle directly to the customer. Additionally, revenue is generated from providing repair or upgrade services to customers and from the sale of extended warranties.

On December 12, 2023, ECD completed the business combination contemplated by the merger agreement dated as of March 3, 2023 (the “Merger Agreement”) by and among EFHAC, Humble Imports Inc., d/b/a ECD Auto Design, a Florida corporation (“Humble” or “ECD”), ECD Auto Design UK, Ltd., an England and Wales corporation (the “ECD UK”), EFHAC Merger Sub, Inc., a Florida corporation (“Merger Sub”) and wholly-owned subsidiary of EFHAC, and Scott Wallace, as the Securityholder Representative. At part of the closing Merger Sub merged with and into ECD with ECD as the surviving corporation and becoming a wholly-owned subsidiary of EFHAC. In connection with the Merger, EFHAC changed its name to “ECD Automotive Design Inc.” or such other name designated by E.C.D. by notice to EFHAC. See Note 4 for further information.

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

The Company also consolidates, ECD Audit Design UK LTD (“ECD UK”), a private limited company incorporated on July 16, 2021 in England and Wales. ECD UK was formed for the purpose of procuring parts overseas for the Company. ECD UK is a consolidated variable interest entity (“VIE”) for which the company is the primary beneficiary. The Company is the primary beneficiary of ECD UK as it has both the power to direct the most significant activities impacting on its economic performance and the obligation to absorb losses or receive benefits significant to them.

2. LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, the Company had cash and cash equivalents of approximately $5.6 million and a working capital deficit of approximately $1.3 million.

The Company’s primary source of operating funds since the Company’s inception in 2013 has been from cash receipts from sales and proceeds from loans. Immediately prior to the closing of the Business Combination on December 12, 2023, the Company executed and delivered to Defender SPV LLC (the “Lender”) a senior secured convertible note (the “Convertible Note”), in exchange for a loan in the principal amount of $15,819,209, net of debt discount of $5,135,757. See Note 11 for further information.

On May 15, 2024, the Company entered into a loan agreement with First National Bank of Pasco for a revolving line of credit in the principal amount of up to $1,500,000. The Company has granted the First National Bank of Pasco a security interest for the payment of the indebtedness. See Note 15 for further information.

Based on the cash balance of $5.6 million and the positive forecasted cash flow from operations, and the availability under the revolving line of credit, after interest payments, the Company has determined that the Company’s sources of liquidity will be sufficient to meet the Company’s financing requirements for the one-year period from the issuance of the condensed consolidated financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ECD and ECD Auto Design UK Ltd. The accompanying consolidated financial statements have been prepared in accordance with GAAP, expressed in U.S. dollars. In the opinion of management, all adjustments necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. All such adjustments consisted of all normal recurring items, including the elimination of all intercompany transactions and balances. References to GAAP issued by the FASB in these accompanying notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”).

ECD AUTOMOTIVE DESIGN, INC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States  generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the 2023 Form 10-K, with the exception of presentation of restated interim results included in Note 2 and 17 of the Form 10-K. The December 31, 2023 condensed consolidated balance sheet included herein was derived from the December 31, 2023 audited consolidated balance sheet included in the 2023 Form 10-K.

After the filing of the Company’s 2023 Form 10-K management determined there was a misallocation of revenue and expenses in the unaudited interim financial information contained in Note 2 and 17 of the Form 10-K, resulting in first quarter 2023 revenue being understated by $53,176, cost of goods sold being understated by $612,967 and other expenses being overstated by $15,859. The misallocation did not result in a change to the full year consolidated financial statements and has been corrected herein for the three months ended March 31, 2023.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include assumptions used in revenue recognition, useful life of assets, and allowance for doubtful accounts.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000. As of March 31, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Product Revenue – Builds

The Company generates revenue through the sale of rebuilt or upgraded Land Rover Defender, Range Rover Classics, Land Rover Series and Jaguar E-Types vehicles directly to customers. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s product to customers based -the transfer of title or shipping terms in the arrangement. The entire transaction revenue is allocated to this performance obligation. Product revenue is recognized after a customer sends the final balance due, and our client services team carry out all of the necessary paperwork to assign title/registration to the customer or deliver the vehicle to the customer.

Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives from 25% to 50% of the total consideration of the contract from its customers as acceptance of contract, excluding any upgrades, which are initially recorded in customer deposits, and are recognized as net revenue when the products are shipped.

Warranty and Other Revenue

The Company also generates revenue through the sale of extended warranties to customers. The customers agree to the terms and conditions at the time of purchase, which represents the customer arrangements. The period covered by the extended warranty is usually two years. The Company has elected to apply the optional exemption provided in ASC 606 and, therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

The Company generates revenue through providing repair services to customers. The Company agrees with the customer on a budget. There is a single performance obligation, which is the Company’s promise to perform the retrofit, repair work on the vehicle. The entire transaction price is allocated to this single performance obligation. Service revenue is recognized when the repair work is completed, and the customer receives the vehicle.

Product Limited Warranty

Consistent with industry practice, the Company generally offers customers a limited warranty for work performed on the vehicle under the builds/sales contract. The customers do not have a contractual right of return. The Company only offers a limited warranty for the work performed on the vehicle under the contract. If a customer disputes any work performed, the Company will attempt to remedy the work, however, it shall not be required to discount the transaction price. The Company considered this an assurance-type warranty and not a separate performance obligation.

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

ECD AUTOMOTIVE DESIGN, INC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Applying the practical expedient in ASC 606-10-25-18B, the Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. The Company records the related costs as part of the cost of goods good.

Disaggregation of Revenue

The following table summarizes the Company’s net revenues disaggregated by product category:

	Three Months Ended March 31
	2024	2023

Builds	8,217,647	2,651,251
Warranty and other	90,392	56,075
Total revenues, net	$8,308,039	$2,707,326

Deferred revenue and remaining performance obligation:

	March 31, 2024	December 31, 2023

Beginning balance, January 1	$17,596,512	$14,166,030
Additional deposits received	4,604,780	8,212,166
Revenue Recognized during the year at a point-in-time	(8,217,647)	(4,781,684)
Ending balance	$13,983,645	$17,596,512

As of March 31, 2024 and December 31, 2023, in addition to the customer deposits noted above, the Company has $9,935,252 and $12,253,253, respectively of contract consideration allocated to performance obligations not yet completed, which are not reflected on the accompanying unaudited condensed consolidated balance sheets. The customer deposits, performance obligations not yet completed, and deferred revenue are typically recognized in revenue at a point in time within the next twelve months as the custom build vehicles are delivered and title has been transferred to customers.

Inventories

Work in progress, work in progress – shipping and consumables, and work in progress – labor costs reported in inventories are carried at the lower of cost or net realizable value. Cost is determined on the basis of the direct and indirect costs that are directly attributable. The measurement of inventories is generally based on the weighted average method. Finished goods inventory is comprised of vehicles for which the build is completed but title has not been legally transferred, or in some cases, the vehicle has not been delivered. The measurement of finished goods inventories is the total cost of the materials, shipping and consumables, and labor attributed to the build of each specific completed vehicle. Overhead costs are allocated to inventory based on the rate of inventory turned for the period. As of March 31, 2024 and December 31, 2023, inventory was $10,914,086 and $11,799,304, respectively.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for the three months ended March 31, 2024 and 2023.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advertising and Marketing

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged operations $343,409 and $105,220 as advertising and marketing costs for the three months ended March 31, 2024 and 2023, respectively.

Income taxes

Prior to the Business Combination on December 12, 2023, the Company was an S corporation. As an S corporation, the Company was not directly liable for federal income taxes. As of the date of the Business Combination, the operations of the Company ceased to be taxed as an S corporation resulting in a change in tax status for federal and state income tax purposes.

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company records deferred tax assets to the extent management believes that it is more likely than not that these assets will be realized in the future. Future realization of deferred income tax assets (meaning, items that may provide tax deductions in future periods) requires evidence that there will be sufficient taxable income in those future periods, or within any carryback periods available under tax law. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The majority of the Company’s deferred tax assets are comprised of income tax carryforwards, including federal and state net operating loss carryforwards (“NOLs”), fixed assets, leases and non-deductible interest expense carryforwards. Some of these carryforwards are subject to annual usage limitations and expiration, while other state NOLs and a portion of federal NOLs do not have expirations. These carryforwards do not have expirations, but may be subject to certain limitations.

While the Company remains in a financial reporting loss position based on a cumulative pre-tax loss for the three-year period ended March 31, 2024, the determination of the valuation allowance is based on its evaluation of the periods over which future taxable items are expected to be utilized to offset tax loss and deduction carryforward items in those future periods. That is, future forecasts of our taxable income are not considered in the evaluation of realizability of its deferred tax assets. Therefore, changes in its deferred tax asset valuation allowances will primarily be affected by changes in the estimates of the time periods over which those future taxable items will occur. In assessing the realizability of the Company’s DTAs, the Company has recorded a valuation allowance of $863,833 on its net deferred tax assets for the period ending March 31, 2024, which represents an increase of $784,214 compared to the valuation allowance of $79,619 at December 31, 2023.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of March 31, 2024 and December 31, 2023. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the consolidated financial statements. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Loss Per Share

The Company accounts for net loss per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. For the three months ended March 31, 2024 and 2023, all potentially dilutive securities were not included in the calculation of diluted net income (loss) per share as their effect would be anti-dilutive.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use asset (“ROU asset”) and short-term and long-term lease liability are included on the face of the consolidated balance sheets.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of cash, accounts receivable, accounts payable and accrued expenses, and other payables approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of lease liability also approximates fair value since the instrument bears market rates of interest. None of these instruments are held for trading purposes.

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

ECD AUTOMOTIVE DESIGN, INC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation

The Company accounts for its stock-based compensation awards in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and non-employees including grants of stock options, to be recognized as expense in the statements of operations based on their grant date fair values.

The Company periodically issues common stock and common stock options to consultants for various services.

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

New Accounting Pronouncements

Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which is intended to enhance the transparency surrounding the use of supplier finance programs. The guidance requires companies that use supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll forward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The Company adopted the guidance when it became effective on January 1, 2023, except for the roll forward information, which is effective for fiscal years beginning after December 15, 2023. The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements, and the Company does not believe the impact of adopting the roll-forward requirement in this accounting standard update will be material to the unaudited condensed consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The Company adopted the standard on January 1, 2024 with no impact on its unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (“CODM”) evaluates segment expenses and operating results. The new guidance requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM, the amount and composition of other segment items by reportable segment, any additional measures of a segment’s profit or loss used by the CODM when assessing performance and deciding how to allocate resources, and the CODM’s title and position. Additionally, public entities will be required to provide in interim periods all disclosures about a reportable segment’s profit or loss that are currently required annually by Topic 280. This standard is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its disclosures.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

4. RECAPITALIZATION

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

ECD AUTOMOTIVE DESIGN, INC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the elements of the Business Combination to the condensed consolidated statement of changes in stockholders’ deficit for the year ended December 31, 2023:

Cash-trust and cash, net of redemptions	$241,329
Less: transaction expenses paid	(241,329)
Net proceeds from the Business Combination	—
Less: recognition of SPAC closing balance sheet	(762,710)
Reverse recapitalization, net	$(762,710)

The number of shares of Common Stock issued following the consummation of the Business Combination were:

EFHAC Class A common stock, outstanding prior to the Business Combination	11,500,000
Less: Redemption of EFHAC Class A common stock	(11,477,525)
Class A common stock of EFHAC	22,475
EFHAC public rights shares outstanding	1,437,500
EFHAC founder shares outstanding	2,875,000
EFHAC private shares outstanding	257,500
EFHAC private rights shares outstanding	32,187
EFHAC shares issued to EF Hutton (underwriter)	775,000
Business Combination shares	5,399,662
ECD Shares	26,500,000
Common Stock immediately after the Business Combination	31,899,662

The number of ECD shares was determined as follows:

	ECD Shares	ECD Shares after conversion ratio
Class A Common Stock (before Defender SPV shares)	100	24,000,000

Public and private placement warrants

The 11,500,000 Public Warrants issued at the time of EFHAC’s initial public offering, and 257,500 warrants issued in connection with private placement at the time of EFHAC’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company (see Note 13).

Redemptions

Prior to the closing of the Business Combination, certain EFHAC public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in total redemptions of 11,477,525 shares of EFHAC Class A common stock for aggregate payments of $119,759,997.

5. INVENTORIES

Inventories consisted of the following:

	March 31, 2024	December 31, 2023
Inventory – work in progress	$3,633,204	$2,842,470
Inventory – work in progress shipping and consumables	381,620	332,105
Inventory – work in progress labor	801,782	448,280
Resale inventory	1,200,620	1,110,620
Finished goods	4,896,860	7,065,829
	$10,914,086	$11,799,304

Overhead costs allocated to inventory were $269,249 and $185,150 for the three months ended March 31, 2024 and 2023, respectively.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. PREPAIDS AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	March 31,	December 31,
	2024	2023
Prepaid expenses other assets	$4,548	$34,006
Prepaid insurance	342,109	-
	$346,657	$34,006

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2024	2023
Computer equipment	$98,787	$72,175
Office furniture	45,713	36,412
Manufacturing equipment	676,632	654,858
Vehicles	456,360	456,360
Building improvements	3,092	-
	1,280,584	1,219,805
Less: accumulated depreciation	(298,783)	(251,128)
	$981,801	$968,677

Depreciation expense related to the Company’s property and equipment was $47,654 and $27,308 for the three months ended March 31, 2024 and 2023, respectively, which were included in the accompanying consolidated statements of operations.

8. LEASES

The Company leases population of its right of use asset and lease liabilities is related to leased office space in Kissimmee, Florida and the UK and beginning on March 23, 2024 a leased warehouse in Kissimmee, Florida. Some of these real estate leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent.

ROU assets at March 31, 2024 were $3,675,559. Current and long-term operating lease liabilities were $324,791 and $3,641,602 at March 31, 2024, respectively.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended March 31
	2024	2023
Lease cost
Operating lease cost	$150,278	$138,567
Variable and other lease costs	8,828	6,492
Total lease cost	$159,106	$145,059
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$138,235	$101,978
Weighted-average remaining lease term (in years):
Operating leases	9.23	9.88
Weighted-average discount rate:
Operating leases	6.3%	6.3%

ECD AUTOMOTIVE DESIGN, INC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maturity analysis under the lease agreement is as follows:

Total
2024	$419,467
2025	575,360
2026	535,720
2027	492,318
2028 and beyond	3,274,183
5,297,048
Less: present value discount	(1,330,655)
Lease liability	$3,966,393

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023
Accrued convertible note interest	533,898	113,000
Accrued bonuses	-	150,000
Accrued expenses, other	510,593	137,859
Warranty reserve	108,565	89,430
Accrued payroll	177,199	196,711
	$1,330,255	$687,000

10. OTHER PAYABLE

Other payable consisted of the following:

	March 31, 2024	December 31, 2023
PPG payable (as defined below)	$117,611	$168,256
EFHAC income tax payable	1,115,559	1,115,559
Other	231,927	250,000
	$1,465,098	$1,533,815

On February 1, 2022, the Company entered into an Exclusive Supplier Agreement with a third party, pursuant to which the third party issues a pre-bate in the amount of $277,642 to the Company in exchange for the Company’s commitment to make purchase of the third party’s products in the amount of $1,506,349 (“PPG Payable”). The Company shall use the $277,642 as working capital or otherwise in the operation of the Company’s business. The outstanding balance on the PPG payable was $117,611 and $168,256 recorded as other payable in the accompanying consolidated balance sheet as of March 31, 2024 and December 31, 2023, respectively.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. DEBT

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

The Convertible Note includes an original issue discount of $2,119,209 and debt issuance costs of $3,088,883. For the three months ended March 31, 2024 and 2023, the Company recorded $434,008 and $0 of amortization expense of the debt discount in the consolidated statement of operations. As March 31, 2024 and December 31, 2023, accrued interest on the Convertible Note in the consolidated balance sheets was $533,898 and $113,000, respectively.

 The table below summarizes the outstanding Convertible Note as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Principal value of Convertible Note	$15,819,209	$15,819,209
Debt discount, net of amortization	(4,701,749)	(5,135,757)
Convertible Note payable	$11,117,460	$10,683,452

12. REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were 25,000 shares of preferred stock issued and outstanding. The 25,000 shares represent Series A Convertible Preferred Stock (discussed below). The Series A Convertible Preferred Stock shall rank senior to all shares of Common Stock, and to all other classes or series of capital stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

13. STOCKHOLDERS’ EQUITY

Common stock — The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were 31,899,662 shares and 31,874,662 shares of common stock issued and outstanding, respectively. Each share of Common Stock has one vote and has similar rights and obligations.

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

ECD AUTOMOTIVE DESIGN, INC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants - As part of EFHAC’s initial public offering (“IPO”), EFHAC issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, EFHAC completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. At March 31, 2024, there are 11,500,000 Public Warrants and 257,500 Private warrants outstanding.

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

Share-based Compensation

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

The authority to manage the operation of and administer the Plan shall be vested in a committee (the “Committee”), which shall have all the powers vested in it by the terms of the Plan, including exclusive authority to select the participants to the Plan; to make awards; to determine the type, size, terms and timing of the awards (which need not be uniform); to accelerate the vesting of awards granted pursuant to the Plan, including upon the occurrence of a change of control of the Company; to prescribe the form of the award agreement; to modify, amend or adjust the terms and conditions of any award; to adopt, alter and repeal such administrative rules, guidelines and practices governing the Plan as it shall, from time to time, deem advisable; to interpret the terms and provisions of the Plan and any award issued pursuant to the Plan. The Committee shall be selected by the Board of Directors and shall consist solely of non-employee directors within the meaning of Rule 16b-3 and are outside directors within the meaning of Code Section 162(m).

ECD AUTOMOTIVE DESIGN, INC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Grants may be made under the Plan through the tenth (10th) anniversary of the date it is adopted by the Board and approved by the Committee. Awards outstanding as of the date of termination of the Plan shall not be affected or impaired by the termination of the Plan.

As of March 31, 2024, no awards were granted. Each of its four non-employee directors are expected to receive a one-time grant of stock options to purchase up to 15,000 shares of Common Stock, exercisable at a purchase price which shall be equal to 110% of the price per share of the Common Stock at the Closing Date.

In addition, the Company has entered into a consulting agreement whereby it expects to issue 100,000 fully paid up non-forfeitable shares of restricted common stock in the second quarter. All shares of Company restricted common stock will be subject to a 12-month lock up from the time of issuance.

The agreement also provides for incentive shares as follows:

●	If within six (6) months of the Effective Date of the Agreement, investors hold 2.5 million or more shares of Company common stock as a result of the investor relations firm introductions, the Company will issue 25,000 shares of restricted Company common stock to the investor relation firm with in ten (10) days of achieving such milestone.

●	If within six (6) months of the Effective Date of the Agreement, investors hold 5.0 million or more shares of Company common stock as a result of the investor relations firm introductions, the Company will issue 25,000 shares of restricted Company common stock to the investor relation firm with in ten (10) days of achieving such milestone.

●	If within six (6) months of the Effective Date of the Agreement, investors hold 10.0 million or more shares of Company common stock as a result of the investor relations firm introductions, the Company will issue 25,000 shares of restricted Company common stock to the investor relation firm with in ten (10) days of achieving such milestone.

●	If within nine (9) months of the Effective Date of the Agreement the ten (10) day Volume Weighted Average Price (“VWAP”) of Company common stock equals or exceeds $1.90 per share, the Company will issue 50,000 shares of restricted Company common stock to the investor relations firm within ten (10) days of achieving such milestone. All VWAP calculations shall exclude a ten (10) day trading period following any publicly announced M&A transaction.

●	If within twelve (12) months of the Effective Date of the Agreement the ten (10) day Volume Weighted Average Price (“VWAP”) of Company common stock equals or exceeds $3.90 per share, the Company will issue 50,000 shares of restricted Company common stock to the investor relations firm on the twelve (12) month anniversary of the Effective Date. All VWAP calculations shall exclude a ten (10) day trading period following any publicly announced M&A transaction.

14. RELATED PARTY TRANSACTIONS

The Company has entered into an independent contractor agreement with Luxury Automotive Transport, Inc. The owner of Luxury Automotive Transport, Inc. is the father of one of the Company’s Directors as well as an officer of the Company, both of which were Founders of the Company. ECD secures the services of a specialized contractor to handle the transportation and delivery of their custom luxury vehicles, ensuring these tasks are managed by a company with substantial expertise in this area. Per the agreement, the customer delivery rate is $1.45/mile, and transportation rate is 1.25/mile. As a result of the agreements, the Company recorded expenses of $24,590 and $46,733 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, there were no outstanding amounts owed under these agreements.

The Company has no commercial agreement with British Food Stop. British Food Stop sells breakfast and lunch to employees via a food truck on site. The owners of British Food Stop are the parents of one of the Company’s Directors who was also a Founder of the Company.. For the three months ended March 31, 2024 and 2023, the Company recorded expenses totaling $28,766 and $0, respectively. As of March 31, 2024 and December 31, 2023, there was $1,857 and $0 outstanding to British Food Stop, in accounts payable in the accompanying unaudited condensed consolidated balance sheet.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. SUBSEQUENT EVENTS

Subsequent events have been evaluated through June 27, 2024, which represents the date the financial statements were available to be issued, and no events, other than discussed below have occurred through that date that would impact the financial statements.

On April 3, 2024, the Company entered into an Asset Purchase Agreement (the “Original Asset Purchase Agreement”) with BNMC Continuation Cars LLC, an Oklahoma limited liability company and David W. Miller II (collectively “Sellers”), pursuant to which the Company agreed to purchase certain assets from Sellers in exchange for $1.5 million (the “Purchase Price”). The Purchase Price was to be paid to Sellers by the issuance of such number of shares of common stock of the Company, par value $0.0001 per share (“Common Stock”), equal to (a) the Purchase Price divided by (b) the closing price of the Common Stock on the five month anniversary of the closing date.

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

On April 24, 2024, following the satisfaction or waiver of the closing conditions, the Company and Sellers closed the transactions contemplated by the A&R Asset Purchase Agreement. In connection with the closing of the A&R Asset Purchase Agreement, the Company and the Sellers executed and delivered the following agreements: (1) the IP Assignment Agreement, dated April 24, 2024, by and between Sellers, as assignors, and ECD, as assignee (the “IP Assignment Agreement”), (2) the Trademark License Agreement, dated April 24, 2024, by and between ECD, as licensor and Sellers, as licensees (the “Trademark License Agreement”), and (3) the Consulting Agreement, dated April 24, 2024, by and between ECD, as the company and BNMC Films LLC, a wholly owned subsidiary of David W. Miller II, as the contractor (the “Consulting Agreement”).

As of June 24, 2024, the Sellers provided the Company referrals of three additional new vehicle builds, which were accepted by the Company in accordance with the A&R Asset Purchase Agreement. Accordingly, the A&R Purchase Price under the A&R Asset Purchase Agreement is fixed at $1,250,000, which will be paid by the Company through the issuance of Consideration Shares to the Sellers within three (3) business days of September 24, 2024.

Certain events of default under the Convertible Note and the Series A Convertible Preferred Stock have occurred based on the following: the Company’s failure to have its resale registration statement on Form S-1 declared effective by the SEC within sixty (60) days of December 12, 2023, the financial statements of the Company’s subsidiary for the years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 were required to be restated, the fact that the Company did not file its Annual Report on Form 10-K for year ended December 31, 2023 (the “Form 10-K”) within two (2) trading days of the filing due date for the Form 10-K and the Company did not file its Quarterly Report on Form 10-Q for quarterly period ended March 31, 2024 (the “Form 10-Q”) within two (2) trading days of the filing due date for the Form 10-Q. The Convertible Note and the Series A Convertible Preferred Stock each provide for certain remedies based upon the occurrence of an event of default. The Company has spoken with the lender under the Convertible Note who is also the holder of the Series A Convertible Preferred Stock and plans to attempt to negotiate and enter into a default waiver agreement with the lender. There can be no assurances that the Company will be able to negotiate a waiver agreement with the lender. If the lender seeks to enforce its remedies under the Convertible Note and the Series A Convertible Preferred Stock and the lender is successful in obtaining such remedies, then such event could have a material negative effect on the business and finances of the Company.

On May 9, 2024, the Company issued 100,000 shares of common stock to an investor relations firm pursuant to the Agreement executed in February 2024. See Note 13.

On May 15, 2024, the Company entered into a loan agreement with First National Bank of Pasco for a revolving line of credit in the principal amount of up to $1,500,000. The Company has granted the First National Bank of Pasco a security interest for the payment of the indebtedness. The collateral to secure the line of credit is first title liens on inventory (used ECD-produced vehicles) advanced under the agreement. The agreement will remain in effect until all loans have been paid in full including principal, interest, costs, expenses, attorney’s fees, and other fees and charges have been paid in full or if the parties agree in writing to terminate the agreement. As of June 18, 2024, the payoff including accrued interest is approximately $740,000.

On June 11, 2024, the Company entered into a marketing services agreement with Outside The Box Capital Inc. (“OTBC”) commencing on June 12, 2024 and terminating on December 12, 2024 (the “MS Agreement”). As compensation for OTBC services rendered under the MS Agreement, the Company agreed to issue 100,000 shares of the Company’s common stock to OTBC, valued at $100,000, based on the closing stock price on June 12, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to ECD Automotive Design, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” and “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Business Overview and Strategy

ECD is an award winning, custom-car builder with a focus on British classic vehicles. We provide clients a one-of-a kind immersive luxury automotive design experience for each of its unique custom builds, where customers may design every aspect of the vehicle. In sequence, our highly trained technicians, master-certified ASE craftsmen, hand-built, from the ground up, in 2,200 man-hours, a completely restored vehicle, replacing substantially its every single component– customizing the engine, the color, the seating, the stitching, the electronics and the cosmetic finishes. All elements of the process are completed in-house. We primarily earn our revenue from the sale of the customized vehicle directly to the customer, as well as by providing repair or upgrade services to customers, and from the sale of extended warranties. Occasionally we earn commissions on resale of used vehicles. Our revenues, net, were $8.3 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively. We had net loss of $1.5 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.

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

Other Recent Developments

Prior to the Merger, on October 6, 2023, ECD amended its articles of incorporation which authorized 100 shares of common stock with no par value to authorize 500,000,000 shares of common stock with no par value and 20,000,000 shares of Preferred Stock with no par value. Included in this amendment, the Company created and designated 54,819 shares of preferred stock as “Series A Convertible Preferred Stock.”

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

The Convertible Note has a maturity date of December 12, 2026, and will rank senior to all outstanding and future indebtedness of the Company and its subsidiaries. The Convertible Notes are secured by a first priority perfected security interest in all the existing and future assets of the Company and its direct and indirect subsidiaries, including a pledge of all of the capital stock of each of the subsidiaries. The Convertible Note also provides that the Company and its subsidiaries execute a guaranty (the “Guaranty”) to guaranty the obligations under the Convertible Note and the Security Agreement, that all insider stockholders of the common stock shall execute a lock-up agreement (the “Lock-Up Agreement”) restricting their sale of the common stock until six months after the registration statement registering the shares of common stock underlying the Convertible Note is declared effective and a joinder agreement (the “Joinder Agreement”) pursuant to which the Company and its Subsidiaries agree and consent to be parties to the Security Agreement.

The Convertible Note includes an original issue discount of $2,119,209 and debt issuance costs of $3,088,883. As of March 31, 2024, the Company recorded $434,008 of amortization expense of the debt discount in the consolidated statement of operations. As of March 31, 2024, and 2023, accrued interest on the Convertible Note in the consolidated balance sheets was $533,898 and $0, respectively.

Subsequent Events

On April 3, 2024, the Company entered into an Asset Purchase Agreement (the “Original Asset Purchase Agreement”) with BNMC Continuation Cars LLC, an Oklahoma limited liability company and David W. Miller II (collectively “Sellers”), pursuant to which the Company agreed to purchase certain assets from Sellers in exchange for $1.5 million (the “Purchase Price”). The Purchase Price was to be paid to Sellers by the issuance of such number of shares of common stock of the Company, par value $0.0001 per share (“Common Stock”), equal to (a) the Purchase Price divided by (b) the closing price of the Common Stock on the five month anniversary of the closing date.

The foregoing description of the Original Asset Purchase Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Original Asset Purchase Agreement which is attached hereto as Exhibit 2.1.

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

On April 24, 2024, following the satisfaction or waiver of the closing conditions, the Company and Sellers closed the transactions contemplated by the A&R Asset Purchase Agreement. In connection with the closing of the A&R Asset Purchase Agreement, the Company and the Sellers executed and delivered the following agreements: (1) the IP Assignment Agreement, dated April 24, 2024, by and between Sellers, as assignors, and ECD, as assignee (the “IP Assignment Agreement”), (2) the Trademark License Agreement, dated April 24, 2024, by and between ECD, as licensor and Sellers, as licensees (the “Trademark License Agreement”), and (3) the Consulting Agreement, dated April 24, 2024, by and between ECD, as the company and BNMC Films LLC, a wholly owned subsidiary of David W. Miller II, as the contractor (the “Consulting Agreement”).

As of June 24, 2024, the Sellers provided the Company referrals of three additional new vehicle builds, which were accepted by the Company in accordance with the A&R Asset Purchase Agreement. Accordingly, the A&R Purchase Price under the A&R Asset Purchase Agreement is fixed at $1,250,000, which will be paid by the Company through the issuance of Consideration Shares to the Sellers within three (3) business days of September 24, 2024.

The foregoing description of the A&R Asset Purchase Agreement, IP Assignment Agreement, Trademark License Agreement and Consulting Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the A&R Asset Purchase Agreement, the IP Assignment Agreement, the Trademark License Agreement, and the Consulting Agreement, which are attached hereto respectively as Exhibits 2.2, 10.1, 10.2 and 10.3.

On May 15, 2024, the Company entered into a loan agreement with First National Bank of Pasco for a revolving line of credit in the principal amount of up to $1,500,000. The Company granted the First National Bank of Pasco a security interest in certain assets for the payment of the indebtedness. The collateral to secure the line of credit is first title liens on inventory (used ECD-produced vehicles) advanced under the agreement. The agreement will remain in effect until all loans have been paid in full including principal, interest, costs, expenses, attorney’s fees, and other fees and charges have been paid in full or if the parties agree in writing to terminate the agreement. As of June 12, 2024, the Company has drawn $900,000 under the loan agreement.

The foregoing description of the loan agreement and security agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Loan Agreement, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco, the Commercial Security Agreement, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco and the Promissory Note in the amount of $1,500,000, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco, copies of which are incorporated by reference and attached hereto, respectively, as Exhibits 10.4, 10.5 and 10.6.

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

We continue to focus on cash flow and anticipate having sufficient resources to operate during 2024.

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

Our Growth Plans

We introduced Jaguar E-type in 2022, which we sell at a higher price point and with a higher gross margin as compared to our traditional Land Rover Defender, Range Rover and Land Rover Series models. In April 2024, we purchase the assets of Bran New Muscle Car (BNMC). We plan to leverage the assets of to launch the production of Mustangs in 2024 and expand into other American Classic muscle cars in 2025. The asset purchase included 3 Mustang contracts. We currently use a third of our production floor for quality control and warranty services. We plan to relocate our quality and warranty services in 2024 to a new facility that will function as a warranty, used vehicles sales, and service center, and to add a third production area that will focus on iconic American vehicles. We expect our margins to further improve as we increase scale, resulting in lower component costs and improved absorption of our fixed manufacturing overhead.

We have opened new marketing channels in 2024. This includes (i) outreach events in the U.S. locations where we have experienced high customer demand, (ii) various events on-site with attendance of market influencers increasing customer participation, (i) marketing by expanding our relationship with the press and social influencers; and (ii) expand into international markets, such as Europe, Canada and United Arab Emirates.

Key Business Metrics

We use certain key metrics and financial measures not prepared in accordance with GAAP to evaluate and manage our business.

Adjusted EBITDA

We define adjusted EBITDA, a non-GAAP financial measure, as earnings (loss) before interest expense, income tax expense (benefit), depreciation and amortization, as adjusted to exclude non-recurring professional fees, and equity compensation expense. See “Non-GAAP Financial Measures” for a reconciliation of GAAP net loss to adjusted EBITDA. We utilize adjusted EBITDA as an internal performance measure in the management of our operations because we believe the exclusion of the non-cash charges and non-recurring professional fees allow for a more relevant comparison of our results of operations to other companies in our industry. Adjusted EBITDA should not be viewed as a substitute for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	For the three months ended
	March 31,
	2024	2023
Net loss	$(1,550,304)	$(1,122,566)
Excluding:
Interest expense	970,777	-
Income tax expense	532,280	-
Non-recurring professional fees	408,936	210,099
Equity compensation expense	117,500	-
Other (income) expense, net	(48,526)	(22,377)
Foreign exchange loss	4,704	-
Depreciation	47,654	27,308
Adjusted EBITDA	483,021	(907,536)

Adjusted EBITDA increased $1.4 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This increase in gross profit was driven by the increase in average selling price per vehicle of $63,071 offset by high public company expenses. The Company also realized a significant improvement in our gross margins for Builds.

Components of Results of Operations

We manage our business globally within one operating segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions, and assesses operating performance.

Net Revenues

Our Net Revenues consist of product revenue, and warranty and other revenue. Each of the categories is described below.

Product Revenue – Builds

The Company generates revenue through the sale of rebuilt or upgraded Land Rover Defender, Range Rover Classics, Land Rover Series and Jaguar E-Types vehicles directly to customers. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s product to customers based -the transfer of title or shipping terms in the arrangement. The entire transaction revenue is allocated to this performance obligation. Product revenue is recognized after a customer sends the final balance due, and our client services team carry out all of the necessary paperwork to assign title/registration to the customer or deliver the vehicle to the customer.

Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives from 25% to 50% of the total consideration of the contract from its customers as acceptance of contract, excluding any upgrades, which are initially recorded in customer deposits, and are recognized as net revenue when the products are shipped.

Warranty and Other Revenue

The Company also generates revenue through the sale of extended warranties to customers. The customers agree to the terms and conditions at the time of purchase, which represents the customer arrangements. The period covered by the extended warranty is usually two years. The Company has elected to apply the optional exemption provided in ASC 606 and, therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

The Company generates revenue through providing repair services to customers. The Company agrees with the customer on a budget. There is a single performance obligation, which is the Company’s promise to perform the retrofit, repair work on the vehicle. The entire transaction price is allocated to this single performance obligation. Service revenue is recognized when the repair work is completed, and the customer receives the vehicle.

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

Advertising and Marketing

The Company’s sales and marketing expenses primarily consist of advertising costs, public relations, marketing and promotional expenses, travel costs, and printing expenses. We expect advertising and marketing expenses will increase in absolute terms with the continued growth of our business and the introduction of new marketing channels.

General and Administrative Expenses

The Company’s general and administrative expenses primarily consist of salaries, benefits and other personnel related costs, professional fees, information technology, outside services, transportation costs, occupancy costs, employee recruitment and training costs, and general office expenses. We expect general and administrative expenses will increase in absolute terms to support continued growth of our business. We also expect to continue to incur the additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations and other professional services.

Depreciation Expense

The Company’s depreciation expense consists of depreciation of our long-term assets, building improvements, manufacturing equipment and tooling, office equipment, and furniture and fixtures. Depreciation is calculated using the straight-line method over the asset’s estimated useful life of 5 to 15 years.

Other Income and Expenses

The Company’s other income and expenses primarily consist of interest income and expense and other income and expense items. These categories are described in more detail below.

Interest Expense

Interest expense represents interest on the Convertible Note and amortization of the debt issuance costs.

Other Income and Expense

The Company’s other income and expenses represent foreign currency exchange gains and losses, interest income, and other miscellaneous items. Our interest income represents bank interest earned on cash in the Company’s savings account.

Results of Operations

To provide readers with meaningful comparisons, the following analysis provides comparisons of the financial results for the three months ended March 31, 2024 and 2023. We analyze and explain the differences between periods in the specific line items of the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The following table sets forth our results of operations for the periods presented:

	For the three months ended March 31,		Variance	Variance
	2024	2023	($)	(%)

Revenue, net	$8,308,039	$2,707,326	$5,600,713	206.9%
Cost of goods sold	5,831,100	2,403,234	3,427,866	142.6%
Gross profit	2,476,939	304,092	$2,172,847	714.5%

Operating expenses:
Sales and marketing expenses	343,409	105,220	238,189	226.4%
General and administrative expenses	2,176,945	1,316,507	860,438	65.4%
Depreciation and amortization expenses	47,654	27,308	20,346	74.5%
Total operating expenses	2,568,008	1,449,035	1,118,973	77.2%

Income (loss) from operations	(91,069)	(1,144,943)	1,053,847	(92.0)%

Other income (expense):
Interest expense	(970,777)	-	(970,777)	100.0%
Foreign exchange loss	(4,704)	-	(4,704)	100.0%
Other income (expense), net	48,526	22,377	26,149	116.9%
Total other income (loss)	(926,955)	22,377	(949,332)	(4,242.4)%
Loss before income taxes	(1,018,024)	(1,122,566)	104,542	(9.3)%
Income tax expense	(532,280)	-	(532,280)	100.0%

Net loss	$(1,550,304)	$(1,122,566)	$(427,738)	38.1%

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Continuing Operations

The tables presented in this section set forth, for the periods indicated, certain Statement of Operations data for the three months ended March 31, 2024, and March 31, 2023.

Net Revenue by Product Category

The following table summarizes the Company’s net unaudited condensed consolidated revenues disaggregated by product category:

	Three Months Ended March 31,
	2024	2023	Change	Change %

Builds	8,217,647	2,651,251	5,566,396	210.0%
Warranty	90,392	56,076	34,316	61.2%
Total revenues, net	$8,308,039	$2,707,327	$5,600,712	206.9%

Vehicle builds represented 98.9% of the revenue for the three months ended March 31, 2024, compared to 97.9% for the three months ended March 31, 2023, and increased $5,566,396 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The primary driver of the revenue increase for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was the increase in average selling price per vehicle by $63,071 and increased production due to efficiency improvements. The increased average selling price contributed $1,702,915 to the increase in revenue and the increase in production contributed $3,863,481 to the increase in revenue.

Warranty and other revenue represent a small portion of our revenue. Those categories combined represented 1.1% of the revenue for the three months ended March 31, 2024, compared to 2.0% for the three months ended March 31, 2023, a decrease of $34,316 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Gross Profit and Gross Margin Percentage

	Three Months Ended March 31,
	2024	2023	Change	Change %
Builds	2,533,334	261,072	2,272,262	870.4%
	30.83%	9.8%	21.0%
Warranty and others	(56,395)	43,020	(99,415)	(231.1)%
	(62.4)%	76.7%	(139.1)%
Total Gross Profit	$2,476,939	$304,092	2,172,847	714.5%
	29.8%	11.2%	18.6%

Gross margins in the Builds category increased by 870.4% during the three months ended March 31 2024, compared to the three months ended March 31, 2023, due to a decrease in per truck material costs, and efficiencies in the build process. The primary driver of the increase in gross profit was the increase in average selling price per vehicle by $63,071 representing over 72% of the gross profit increase. Also attributing to the gross profit improvement was a decrease in cost of materials and production efficiencies.

Operating Expenses

	Year Ended March 31,
	2024	2023	Change	Change %

Operating expenses:
Sales and marketing expenses	$343,409	$105,220	$238,189	226.4%
General and administrative expenses	2,176,945	1,316,507	860,438	65.4%
Depreciation and amortization expenses	47,654	27,308	20,346	74.5%
Total operating expenses	$2,568,008	$1,449,035	$1,118,973	77.2%

The Company experienced an overall increase in operating expenses of $1,118,973 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

For the three months ended March 31, 2024, selling and marketing expenses increased $238,189, as compared to the three months ended March 31, 2023. This increase was primarily attributable to an increased volume of advertising and printing as the Company increased its advertising, promotions, and social media presence in response to higher online traffic. In addition, part of the increase was due to the increased price of web advertising compared to the prior year.

General and administrative expenses increased $860,438 during the three months ended March 31 2024, as compared to the three months ended March 31, 2023. The primary driver for the increase in general and administrative expenses for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was due to the growth and expansion of our operations. Other increases were related to an increase in front office staff and salaries of $543,768, additional insurance costs of $121,070, higher occupancy costs of approximately $70,000, and increased general and administrative expenses. We expect to invest in our corporate organization and incur additional expenses associated with transitioning to, and operating as, a public company, including increased legal, audit, tax and accounting costs, investor relations costs, higher insurance premiums and compliance costs. As a result, we expect that general and administrative expenses will increase in absolute dollars in future periods but decline as a percentage of total revenue over time. Our inability to scale our expenses could negatively impact profitability.

For the three months ended March 31, 2024, depreciation expense increased $20,346, as compared to the three months ended March 31, 2023. This increase was primarily due to additional depreciation related to equipment purchases.

Other (Expense)Income

	Three Months Ended March 31,
	2024	2023	Change	Change %

Interest expense	$(970,777)	$-	$(970,777)	100.0%
Foreign exchange loss	(4,704)	-	(4,704)	100.0%
Other income (expense), net	48,526	22,377	26,149	116.9%
Total other income (loss)	$(926,955)	$22,377	$(949,332)	-4242.4%

For the three months ended March 31, 2024, other income (expense), net increased $26,149, as compared to the three months ended March 31, 2023 due an increase in interest income.

For the three months ended March 31, 2024, interest expense increased $970,777 as compared to the three months ended March 31, 2023, due to the accrued interest and amortization of debt issuance costs on the Convertible Note.

Liquidity and Capital Resources

Uses and Availability of Funds

Our primary sources of funds are customer deposits, collections of deferred revenue, and proceeds from loan payable. The Company relies on customer deposits to fund working capital requirements. Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives from 25% to 50% of the total consideration of the contract, except for upgrades, from its customers as acceptance of contract, which are initially recorded in customer deposits, and are recognized as net revenue when the products are titled or delivered. As of March 31, 2024, the Company had customer deposits in the amount of $7,038,145 related to performance obligations in process. In addition to the customer deposits, as of March 31, 2024, the Company had $6,945,500 of deferred revenue for vehicles that were completed, but title had not been transferred to the customer as of March 31, 2024.

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

As of March 31, 2024, we had cash and cash equivalents of $5,560,321. The Company’s primary source of operating funds since inception has been from cash receipts from sales and proceeds from loan payable. Immediately prior to the closing of the Business Combination on December 12, 2023, the Company executed and delivered to the Lender a senior secured convertible note (the “Convertible Note”), in exchange for a loan in the principal amount of $15,819,209. The Convertible Note shall accrue interest at an annual rate equal to the Prime Interest rate plus 5% per annum which is payable monthly in cash or, upon the Company’s option, in securities of the Company provided certain conditions are met at the increased interest rate of the Prime Interest rate plus 8% per annum. The Company is required to pay a late charge of 12% per annum (“Late Charges”) on any amount of principal or other amounts that are not paid when due. The Convertible Note is convertible into shares of Company Common Stock at the option of the Lender at a conversion price of $10.00 per share, subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the Company Common Stock issuable upon conversion of the Convertible Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $6.00. The note has a three-year term.

On May 15, 2024, the Company entered into a loan agreement with First National Bank of Pasco for a revolving line of credit in the principal amount of up to $1,500,000. The Company has granted the First National Bank of Pasco a security interest for the payment of the indebtedness. The collateral to secure the line of credit is first title liens on inventory (used ECD-produced vehicles) advanced under the agreement. The agreement will remain in effect until all loans have been paid in full including principal, interest, costs, expenses, attorney’s fees, and other fees and charges have been paid in full or if the parties agree in writing to terminate the agreement. As of June 2024, the Company has drawn $900,000 on the line of credit.

Based on the cash balance of approximately $5.6 million, availability under the revolving line of credit, and expected cash flow from operations, after interest payments, the Company has determined that the Company’s sources of liquidity will be sufficient to meet the Company’s financing requirements for the remainder of 2024.

Cash Flows

Cash flows for the three months ended March 31, 2024 and 2023

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

	For the Year Ended
	March 31,
	2024	2023

Cash Provided By (Used In)
Operating Activities	$(2,513,112)	$(1,109,809)
Investing Activities	(60,778)	(12,418)
Financing Activities	-	(66,773)
Net decrease in cash and cash equivalents	$(2,573,890)	$(1,189,000)

Net cash used in operating activities

Operating activities used cash of $2,513,112 for the three months ended March 31, 2024, primarily due to the decrease in deferred revenue and the increase in prepaid and other current assets, partially offset by a decrease in inventory and an increase in accounts payable and accrued expenses.

Operating activities used cash of $1,109,809 for the three months ended March 31, 2023, primarily due to an increase in deferred revenue and a decrease in other receivable and prepaid and other current assets, partially offset by an increase in inventories and a decrease in accrued expenses and other payable.

Net cash used in investing activities

Investing activities used cash of $60,778 for the three months ended March 31, 2024, related to the purchasing of warehouse equipment.

Investing activities used cash of $12,418 for the three months ended March 31, 2023, related to the purchasing of warehouse equipment and a press vehicle.

Net cash provided (used in) by financing activities

Financing activities used cash of $66,773 for the three months ended March 31, 2023, due to distributions to the shareholders.

Contractual Obligations and Commitments

The following table summarizes our future material cash requirements from our contractual lease obligations at March 31, 2024:

Total Future Lease Obligations
2024	$419,467
2025	575,360
2026	535,720
2027	492,318
2028 and beyond	3,274,183
$5,297,048

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

Impact of Inflation and Currency Fluctuation

While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation during the three months ended March 31, 2024, resulting in part from increased shipping and transportation costs, increased product costs, increased labor costs in the supply chain. We have also experienced varying levels of inflation during the three months ended March 31, 2023, resulting in part from increased product costs and increased labor costs by the uncertain economic environment. The Company has been actively working to mitigate these factors through a combination of sales price adjustments and other sourcing strategies, as such issues have continued into 2024. Severe increases in inflation could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations. Inflation did not have a material impact on our operations for the three months ended March 31, 2024, or March 31, 2023.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Net currency exchange gains (losses) were not material for the three months ended March 31, 2024, and 2023.

Seasonality

We typically do not experience seasonality in our operations.

Related Party Transactions

The Company has related party transactions consisting of payments for services provided by companies owned by certain family members of the shareholders. See Note 15 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 3 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form10-Q.

Critical Accounting Policies and Estimates

General

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions can be subjective and complex and may affect the reported amounts of assets and liabilities, revenues, and expenses reported in those financial statements. As a result, actual results could differ from such estimates and assumptions. During 2021 and 2022, there have been continuous changes to the global economic situation, as a consequence of the COVID-19 pandemic. It is possible that this could cause changes to estimates, as a result of the financial circumstances of the markets in which the Company operates, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements.

While our significant accounting policies are described in more detail in Note 4 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Product Revenue – Builds

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

Warranty and Other Revenue

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

The Company also generates revenue through providing repair services to customers. The Company agrees with the customer on a budget. There is a single performance obligation, which is the Company’s promise to perform the retrofit or repair work on the vehicle. The entire transaction price is allocated to this single performance obligation. Service revenue is recognized when the repair work is completed, and the customer receives the vehicle.

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

Income taxes

Prior to the Business Combination on December 13, 2023, the Company was an S corporation. As an S corporation, the Company was not directly liable for federal income taxes. As of the date of the Business Combination, the operations of the Company ceased to be taxed as an S corporation resulting in a change in tax status for federal and state income tax purposes.

Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of March 31, 2024, and 2023.

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

While we remain in a financial reporting loss position based on a cumulative pre-tax loss for the three-year period ended March 31, 2024, the determination of the valuation allowance is based on our evaluation of the periods over which future taxable items are expected to be utilized to offset tax loss and deduction carryforward items in those future periods. That is, future forecasts of our taxable income are not considered in the evaluation of realizability of our deferred tax assets. Therefore, changes in our deferred tax asset valuation allowances will primarily be affected by changes in the estimates of the time periods over which those future taxable items will occur. At March 31, 2024, there was no deferred tax asset valuation allowance.

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

Convertible Notes – Event of Default

On December 12, 2023, the Company, through its predecessor EFHT, issued a Senior Secured Convertible Note with an aggregate principal amount equal to $15,819,209 to Defender SPV LLC (the “Convertible Note”), pursuant to the previously disclosed Stock Purchase Agreement dated October 6, 2023. Certain events of default under the Convertible Note have occurred based on the following: the Company’s failure to have its resale registration statement on Form S-1 declared effective by the SEC within sixty (60) days of December 12, 2023, the financial statements of the Company’s subsidiary for the years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 were required to be restated, the Company did not file its Annual Report on Form 10-K for year ended December 31, 2023 (the “Form 10-K”) within two (2) trading days of the filing due date for the Form 10-K, and the Company did not file its Quarterly Report on Form 10-Q for quarterly period ended March 31, 2024 (the “Form 10-Q”) within two (2) trading days of the filing due date for the Form 10-Q. The Convertible Note provides for certain remedies based upon the occurrence of an event of default. The Company has spoken with the lender under the Convertible Note and plans to attempt to negotiate and enter into a default waiver agreement with the lender. There can be no assurances that the Company will be able to negotiate a waiver agreement with the lender. If the lender seeks to enforce its remedies under the Convertible Note and the lender is successful in obtaining such remedies, then such event could have a material negative effect on the business and finances of the Company.

Preferred Stock – Event of Default

Defender SPV LLC is the holder of 25,000 shares of the Company’s Series A Convertible Preferred Stock. Certain events of default under the Series A Convertible Preferred Stock have occurred based on the following: the financial statements of the Company’s subsidiary for the years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 were required to be restated, the Company did not file its Annual Report on Form 10-K for year ended December 31, 2023 (the “Form 10-K”) within two (2) trading days of the filing due date for the Form 10-K, and the Company did not file its Quarterly Report on Form 10-Q for quarterly period ended March 31, 2024 (the “Form 10-Q”) within two (2) trading days of the filing due date for the Form 10-Q. The Series A Convertible Preferred Stock provides for certain remedies based upon the occurrence of an event of default. The Company has spoken with the holder of the Series A Convertible Preferred Stock and plans to attempt to negotiate and enter into a default waiver agreement with the holder. There can be no assurances that the Company will be able to negotiate a waiver agreement with the holder. If the holder seeks to enforce its remedies under the Series A Convertible Preferred Stock and the holder is successful in obtaining such remedies, then such event could have a material negative effect on the business and finances of the Company.

Commitments and Contingencies

On February 13, 2024, we entered into a one-year investor relations consulting agreement (the “MZ Agreement”) with MZHCI, LLC, a MZ Group Company (“MZHCI”), for the purposes of developing, implementing and maintaining an ongoing stock market support system for the Company with the general objective of expanding awareness in the Company. In connection with the MZ Agreement, we have committed to pay $14,500 per month for the first four months of service and $12,500 per month thereafter. We also agreed to issue 100,000 shares of restricted Company common stock to MZHCI. All shares of Company restricted Company common stock issued to MZHCI will be subject to a 12-month lock up from the time of issuance. The MZ Agreement also provides for incentive shares as follows:

●	If within six (6) months of the Effective Date of the MZ Agreement, investors hold 2.5 million or more shares of Company common stock as a result of MZHCI introductions, the Company will issue 25,000 shares of restricted Company common stock to the investor relation firm with in ten (10) days of achieving such milestone.

●	If within six (6) months of the Effective Date of the MZ Agreement, investors hold 5.0 million or more shares of Company common stock as a result of MZHCI introductions, the Company will issue 25,000 shares of restricted Company common stock to the investor relation firm with in ten (10) days of achieving such milestone.

●

If within six (6) months of the Effective Date of the MZ Agreement, investors hold 10.0 million or more shares of Company common stock as a result of MZHCI introductions, the Company will issue 25,000 shares of restricted Company common stock to the investor relation firm with in ten (10) days of achieving such milestone.

●	If within nine (9) months of the Effective Date of the MZ Agreement the ten (10) day Volume Weighted Average Price (“VWAP”) of Company common stock equals or exceeds $1.90 per share, the Company will issue 50,000 shares of restricted Company common stock to MZHCI within ten (10) days of achieving such milestone. All VWAP calculations shall exclude a ten (10) day trading period following any publicly announced M&A transaction.

●	If within twelve (12) months of the Effective Date of the MZ Agreement the ten (10) day Volume Weighted Average Price (“VWAP”) of Company common stock equals or exceeds $3.90 per share, the Company will issue 50,000 shares of restricted Company common stock to MZHCI on the twelve (12) month anniversary of the Effective Date. All VWAP calculations shall exclude a ten (10) day trading period following any publicly announced M&A transaction.

The foregoing description of the MZ Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the MZ Agreement, which is attached hereto respectively as Exhibit 10.7.

As of March 31, 2024, we paid $29,000 to MZHCI pursuant to the MZ Agreement. On May 9, 2024, the we issued 100,000 shares of common stock to MZHCI pursuant to the MZ Agreement.

On June 11, 2024, the Company entered into a marketing services agreement with Outside The Box Capital Inc. (“OTBC”) commencing on June 12, 2024 and terminating on December 12, 2024 (the “MS Agreement”). As compensation for OTBC services rendered under the MS Agreement, the Company agreed to issue 100,000 shares of the Company’s common stock to OTBC, valued at $100,000, based on the closing stock price on June 12, 2024.

The foregoing description of the MS Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the MS Agreement, which is attached hereto respectively as Exhibit 10.8.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, including the application of accounting policies for revenue recognition and inventory and technical accounting areas. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from January 1, 2024 through March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us, which may be material because of defense and settlement costs, diversion of resources and other factors.

Item 1A. Risk Factors.

The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A Common Stock. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2023, in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended March 31, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated April 3, 2024, by and between ECD Automotive Design Inc., BNMC Continuation Cars LLC and David W. Miller II (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2024).
2.2	Amended and Restated Asset Purchase Agreement, dated April 4, 2024, by and between ECD Automotive Design Inc., BNMC Continuation Cars LLC and David W. Miller II (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.1	IP Assignment Agreement, dated April 24, 2024, by and between BNMC Continuation Cars LLC and David W. Miller II, as assignors, and ECD Automotive Design, Inc., as assignee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.2	Trademark License Agreement, dated April 24, 2024, by and between ECD Automotive Design, Inc., as licensor and BNMC Continuation Cars LLC and David W. Miller II, as licensees (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.3	Consulting Agreement, dated April 24, 2024, by and between ECD Automotive Design, Inc., as the company and BNMC Films LLC, as the contractor (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.4*	Business Loan Agreement, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco.
10.5*	Commercial Security Agreement, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco.
10.6*	Promissory Note in the amount of $1,500,000, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco.
10.7*	Investor Relations Consulting Agreement, dated February 13, 2024, among MZHCI, LLC and ECD Automotive Design, Inc.
10.8*	Marketing Services Agreement, dated June 11, 2024 among Outside The Box Capital Inc. and ECD Automotive Design, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 27, 2024
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

SIGNATURE	TITLE	DATE

/s/ Scott Wallace	Chief Executive Officer and Director	June 27, 2024
Scott Wallace	(principal executive officer)

/s/ Raymond Cole	Chief Financial Officer	June 27, 2024
Raymond Cole	(principal financial and accounting officer)

/s/ Emily Humble	Chief Product Officer and Director	June 27, 2024
Emily Humble

/s/ Thomas Humble	Chief Experience Officer and Director	June 27, 2024
Thomas Humble

/s/ Patrick Lavelle	Director	June 27, 2024
Patrick Lavelle

/s/ Robert Machinist	Director	June 27, 2024
Robert Machinist

/s/ Benjamin Piggott	Director	June 27, 2024
Benjamin Piggott

/s/ Thomas Wood	Director	June 27, 2024
Thomas Wood