Form 10-Q
period 2024-06-30
ECD Automotive Design, Inc.
filed 2024-08-19
CIK 1922858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 17, 2024, the registrant had 34,649,662 shares of common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ECD AUTOMOTIVE DESIGN, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,660,684	$8,134,211
Accounts receivable, net	105,132	-
Inventories	10,119,487	11,799,304
Prepaid and other current assets	405,468	34,006
Total current assets	16,290,771	19,967,521

Property and equipment, net	607,603	968,677
Deferred tax asset	-	515,444
Right-of-use assets	3,586,612	3,763,294
Brand name, net	1,200,006	0
Deposit	60,200	77,686
TOTAL ASSETS	$21,745,192	$25,292,622

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,104,896	$768,808
Accrued expenses	1,411,058	687,000
Deferred revenue	11,467,622	17,596,512
Deferred taxes liability	7,124	-
Lease liability, current	334,231	314,903
Floor plan payable	1,321,000	-
Income tax payable	1,115,559	1,115,559
Share issuance liability	1,325,000	250,000
Other payable	641,621	168,256
Total current liabilities	18,728,111	20,901,038

Lease liability, non-current	3,554,078	3,727,182
Convertible note, net of debt discount	11,551,467	10,683,452
Total liabilities	33,833,656	35,311,672

Commitments and contingencies (Note 16)	-	-

Redeemable preferred stock, $0.0001 par value, 20,000,000 authorized shares; 25,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	3	3

Stockholders’ deficit:
Common stock, $0.0001 par value, 1,000,000,000 authorized shares; 32,099,662 shares and 31,874,662 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3,210	3,187
Additional paid-in capital	431,936	-
Accumulated deficit	(12,523,613)	(10,022,240)
Total Stockholders’ Deficit	(12,088,467)	(10,019,053)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$21,745,192	$25,292,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$8,872,003	$3,867,903	$17,180,042	$6,575,229
Cost of goods sold (exclusive of depreciation expense shown below)	6,054,705	2,639,201	11,885,805	5,042,435
Gross profit	2,817,298	1,228,702	5,294,237	1,532,794

Operating expenses
Advertising and marketing expenses	271,063	101,568	614,472	206,788
General and administrative expenses	2,284,998	1,118,060	4,461,943	2,434,567
Depreciation and amortization expenses	143,728	27,685	191,382	54,993
Total operating expenses	2,699,789	1,247,313	5,267,797	2,696,348

Income (loss) from operations	117,509	(18,611)	26,440	(1,163,554)

Other income (expense)
Interest expense	(1,151,548)	-	(2,122,325)	-
Foreign exchange loss	(5,607)	-	(10,311)	-
Other income (expense), net	103,865	54,773	152,391	77,150
Total other (expense) income, net	(1,053,290)	54,773	(1,980,245)	77,150

Loss before income taxes	(935,781)	36,162	(1,953,805)	(1,086,404)
Income tax expense	9,712		(522,568)	-
Net income (loss)	$(926,069)	$36,162	$(2,476,373)	$(1,086,404)

Net income (loss) per common share, basic and diluted	$(0.03)	$0.00	$(0.08)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	31,976,585	24,000,000	31,898,151	24,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	25,000	$3	31,874,662	$3,187	$-	$(10,022,240)	$(10,019,053)
Issuance of common shares	-	-	25,000	3	249,997	-	250,000
Net loss	-	-	-	-	-	(1,550,304)	(1,550,304)
Balance – March 31, 2024	25,000	$3	31,899,662	$3,190	$249,997	$(11,572,544)	$(11,319,357)
Issuance of common shares to vendors	-	-	200,000	20	159,129	-	159,149
Fair value of share based compensation	-	-	-	-	22,810	-	22,810
Correction of shareholder distributions	-	-	-	-	-	(25,000)	(25,000)
Net loss	-	-	-	-	-	(926,069)	(926,069)
Balance – June 30, 2024	25,000	$3	32,099,662	$3,210	$431,936	$(12,523,613)	$(12,088,467)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	-	-	24,000,000	2,400	2,474	(5,404,018)	(5,399,144)
Stockholder distributions	-	-	-	-	-	(66,773)	(66,773)
Net loss	-	-	-	-	-	(1,122,566)	(1,122,566)
Balance – March 31, 2023	-	$-	24,000,000	$2,400	$2,474	$(6,593,357)	$(6,588,483)
Stockholder distributions	-	-	-	-	-	(78,376)	(78,376)
Net loss	-	-	-	-	-	36,162	36,162
Balance – June 30, 2023	-	$-	24,000,000	$2,400	$2,474	$(6,635,571)	$(6,630,697)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,476,373)	$(1,086,404)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation expense	191,382	54,993
Noncash lease expense	176,682	158,090
Amortization of debt discount	868,015	-
Equity based compensation	256,959	-
Allowance for doubtful accounts	(8,033)	-
Changes in operating assets and liabilities:
Accounts receivable	(97,099)	-
Other receivable	-	176,529
Inventories	2,033,255	(1,893,196)
Prepaid and other current assets	(371,462)	5,291
Deposit	17,486	(1,700)
Deferred tax asset	515,444	-
Deferred tax liability	7,124	-
Accounts payable	249,026	118,638
Accrued expenses	724,058	(33,969)
Deferred revenue	(6,128,890)	1,608,141
Other payable	473,365	(78,592)
Lease liability	(153,776)	(105,767)
Net cash used in operating activities	(3,722,837)	(1,077,946)

Cash flows from investing activities:
Disposal of asset	6,718	-
Purchase of assets	(53,408)	(13,717)
Net cash used in investing activities	(46,690)	(13,717)

Cash flows from financing activities:
Repayment of floor plan payable	(356,000)	-
Proceeds from floor plan payable	1,677,000	-
Cash distributed to stockholders	-	(145,149)
Correction of shareholder distribution	(25,000)	-
Net cash provided by (used in) financing activities	1,296,000	(145,149)

Net decrease in cash and cash equivalents	(2,473,527)	(1,236,812)
Cash and cash equivalents, beginning of year	8,134,211	3,514,882
Cash and cash equivalents, end of year	$5,660,684	$2,278,070

Supplemental cash flow disclosure:
Cash paid for interest	$660,086	$-

Supplemental disclosure of noncash cash flow information
Record right-to-use asset and lease liability per ASC 842	$-	$196,796
Intangible asset acquired	$1,309,098	$-

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

In April 2024, the Company acquired certain assets of BNMC Continuation Cars LLC (“BNMC”). See Note 5 for further information.

2. LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, the Company had cash and cash equivalents of approximately $5.6 million and a working capital deficit of approximately $2.4 million.

The Company’s primary source of operating funds since the Company’s inception in 2013 has been from cash receipts from vehicle sales and proceeds from loans. Immediately prior to the closing of the Business Combination on December 12, 2023, the Company executed and delivered to Defender SPV LLC (the “Lender”) a senior secured convertible note (the “Convertible Note”), in exchange for a loan in the principal amount of $15,819,209, net of debt discount of $4,267,742. See Note 11 for further information.

On May 15, 2024, the Company entered into a loan agreement for up to $1.5 million (“Floor Plan Financing) with an institutional lender. The Floor Plan Financing represents financing arrangements to facilitate the Company’s purchase of used and trade-in vehicles. All Floor Plan Financing are collateralized by the inventory purchased. These payables become due when the Company sells the vehicle. See Note 11 for further information.

Based on the cash balance of $5.6 million and the positive forecasted cash flow from operations, after interest payments, the Company has determined that the Company’s sources of liquidity will be sufficient to meet the Company’s financing requirements for the one-year period from the issuance of the consolidated financial statements.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

After the filing of the Company’s 2023 Form 10-K management determined there was a misallocation of revenue and expenses in the unaudited interim financial information contained in Note 2 and 17 of the Form 10-K, resulting in second quarter 2023 revenue being understated by $43,722, cost of goods sold being understated by $773,047, general and administrative expenses understated by $2,304 and other income overstated by $29,396. The misallocation did not result in a change to the full year consolidated financial statements and has been corrected herein for the three and six months ended June 30, 2023.

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments acquired with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000. As of June 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Product Revenue – Builds

The Company generates revenue through the sale of rebuilt or upgraded Land Rover Defender, Range Rover Classics, Land Rover Series, Jaguar E-Types, and Mustang vehicles directly to customers. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s product to customers based on the transfer of title or shipping terms in the arrangement. The entire transaction revenue is allocated to this performance obligation.

Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives from 25% to 50% of the total consideration of the contract from its customers as acceptance of contract, including any upgrades, which are initially recorded in customer deposits in deferred revenue, and are recognized as net revenue when the products are shipped or titled based on terms in the arrangement.

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Disaggregation of Revenue

The following table summarizes the Company’s net revenues disaggregated by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Builds	7,989,055	3,824,181	16,206,702	6,475,431
Warranty and other	882,948	43,722	973,340	99,798
Total revenues, net	$8,872,003	$3,867,903	$17,180,042	$6,575,229

Deferred revenue and remaining performance obligation:

	June 30, 2024	December 31, 2023

Beginning balance, January 1	$17,596,512	$14,166,030
Additional deposits received	10,077,812	8,212,166
Revenue Recognized during the year at a point-in-time	(16,206,702)	(4,781,684)
Ending balance	$11,467,622	$17,596,512

As of June 30, 2024 and December 31, 2023, in addition to the customer deposits noted above, the Company has $8,373,028 and $12,253,253, respectively of contract consideration allocated to performance obligations not yet completed, which are not reflected on the accompanying unaudited condensed consolidated balance sheets. The customer deposits, performance obligations not yet completed, and deferred revenue are typically recognized in revenue at a point in time within the next twelve months as the custom build vehicles are delivered and title has been transferred to customers.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The Company had trade accounts receivable of $113,165 as of June 30, 2024 and a recorded allowance for doubtful accounts of $8,033, resulting in a net trade accounts receivable balance of $105,132. The Company had trade accounts receivable of $0 as of June 30, 2023 and a recorded allowance for doubtful accounts of $0, resulting in a net trade accounts receivable balance of $0.

Inventories

Work in progress, work in progress – shipping and consumables, and work in progress – labor costs reported in inventories are carried at the lower of cost or net realizable value. Cost is determined on the basis of the direct and indirect costs that are directly attributable. The measurement of inventories is generally based on the weighted average method. Finished goods inventory is comprised of vehicles for which the build is completed but title has not been legally transferred, or in some cases, the vehicle has not been delivered. The measurement of finished goods inventories is the total cost of the materials, shipping and consumables, and labor attributed to the build of each specific completed vehicle. Overhead costs are allocated to inventory based on the rate of inventory turned for the period. As of June 30, 2024 and December 31, 2023, inventory was $10,119,487 and $11,799,304, respectively.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for the three and six months ended June 30, 2024 and 2023.

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

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

While the Company remains in a financial reporting loss position based on a cumulative pre-tax loss for the three-year period ended June 30, 2024, the determination of the valuation allowance is based on its evaluation of the periods over which future taxable items are expected to be utilized to offset tax loss and deduction carryforward items in those future periods. That is, future forecasts of our taxable income are not considered in the evaluation of realizability of its deferred tax assets. Therefore, changes in its deferred tax asset valuation allowances will primarily be affected by changes in the estimates of the time periods over which those future taxable items will occur.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of June 30, 2024 and December 31, 2023. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the consolidated financial statements. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The open tax years for the tax returns generally include 2021 through 2023 for state and federal reporting purposes.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Share

The Company accounts for net loss per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. For the three months ended June 30, 2024 and 2023, all potentially dilutive securities were not included in the calculation of diluted net income (loss) per share as their effect would be anti-dilutive.

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

New Accounting Pronouncements

Adopted Accounting Pronouncements

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which is intended to enhance the transparency surrounding the use of supplier finance programs. The guidance requires companies that use supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll forward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The Company adopted the guidance when it became effective on January 1, 2023, except for the roll forward information, which is effective for fiscal years beginning after December 15, 2023. The Company does not have any supplier finance programs and accordingly, the adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements, and the Company does not believe the impact of adopting the roll-forward requirement in this accounting standard update will be material to the unaudited condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the CODM evaluates segment expenses and operating results. The new guidance requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the amount and composition of other segment items by reportable segment, any additional measures of a segment’s profit or loss used by the CODM when assessing performance and deciding how to allocate resources, and the CODM’s title and position. Additionally, public entities will be required to provide in interim periods all disclosures about a reportable segment’s profit or loss that are currently required annually by Topic 280. This standard is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its disclosures.

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. BNMC CONTINUATION CARS LLC ASSET ACQUISITION

On April 3, 2024, the Company entered into an Asset Purchase Agreement (the “Original Asset Purchase Agreement”) with BNMC Continuation Cars LLC, an Oklahoma limited liability company and David W. Miller II (collectively “Sellers”), that was subsequently amended on April 24, 2024 Amended and Restated Asset Purchase Agreement (the A&R Asset Purchase Agreement”).The Company agreed to purchase certain assets relating to vehicle builds, including the trademark “Brand New Muscle Car” (the “Purchased Assets”) from Sellers in exchange for up to $1.25 million. The price for the Purchased Assets under the A&R Asset Purchase Agreement is to be equal to $950,000 plus an additional $300,000, for up to 3 additional new vehicle builds the Sellers refers to the Company that are accepted by the Company on or before June 24, 2024 (the “A&R Purchase Price”). The A&R Purchase Price is to be paid to Seller by the issuance of such number of shares of Common Stock equal to (a) the A&R Purchase Price divided by (b) the closing price of the Common Stock on the five-month anniversary of the closing date (the “Consideration Shares”). The A&R Purchase Price is to be paid by the Company to the Sellers by the issuance of the Consideration Shares within three (3) business days of the five-month anniversary of the closing date.

On April 24, 2024, following the satisfaction or waiver of closing conditions, the Company and Sellers closed the transactions contemplated by the A&R Asset Purchase Agreement. In connection with the closing of the A&R Asset Purchase Agreement, the Company and the Sellers executed and delivered the following agreements: (1) the IP Assignment Agreement, dated April 24, 2024, by and between Sellers, as assignors, and ECD, as assignee (the “IP Assignment Agreement”), (2) the Trademark License Agreement, dated April 24, 2024, by and between ECD, as licensor and Sellers, as licensees (the “Trademark License Agreement”), and (3) Consulting Agreement, dated April 24, 2024, by and between ECD, as the company and BNMC Films LLC, a wholly owned subsidiary of David W. Miller II, as the contractor (the “Consulting Agreement”). The additional $300,000 of consideration was fully earned by June 24, 2024.

The assets acquired under the A&R Asset Purchase agreement were accounted for as an asset acquisition under FASB ASC Topic 805 Business Combinations. The Company utilized a cost accumulation and allocation model under which the cost of the acquisition was allocated to the assets acquired and the liabilities assumed based on the principles described in ASC 805-50. The acquisition cost was allocated to the assets acquired as follows:

Consideration shares (1)	$1,250,000
Transaction costs	87,062
Total purchase consideration	1,337,062
Less: Cash deposits	(137,116)
Inventory	(27,964)
Deferred revenue	137,116
Excess acquisition cost over fair value	$1,309,098

(1)	Includes $950,000 of consideration shares and an additional $300,000 of consideration that was 100% probable at the time of close.

Acquired asset	Fair value	Percent of fair value	Excess acquisition cost over fair value	Allocated cost
Cash deposits (1)	137,116	N/A	-	137,116
Inventory (1)	27,964	N/A	-	27,964
Intangible asset	-	100%	1,309,098	1,309,098

(1)	The value of inventory and cash is not adjusted because they are non-qualifying assets.

	Fair value	Useful life
Brand name	$1,309,038	2

6. INVENTORIES

Inventories consisted of the following:

	June 30, 2024	December 31, 2023
Inventory – work in progress	$4,033,933	$2,842,470
Inventory – work in progress shipping and consumables	425,077	332,105
Inventory – work in progress labor	869,611	448,280
Resale inventory	995,620	1,110,620
Finished goods	3,795,246	7,065,829
	$10,119,487	$11,799,304

Overhead costs allocated to inventory were $320,646 and $589,895 for the three and six months ended June 30, 2024. Overhead costs allocated to inventory were $177,712 and $362,862 for the three and six months ended June 30, 2023.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. PREPAIDS AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	June 30,	December 31,
	2024	2023
Prepaid expenses other assets	$174,171	$34,006
Prepaid insurance	231,297	-
	$405,468	$34,006

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2024	2023
Computer equipment	$74,279	$72,175
Office furniture	38,994	36,412
Manufacturing equipment	693,771	654,858
Vehicles	61,360	456,360
Building improvements	3,092	-
	871,496	1,219,805
Less: accumulated depreciation	(263,893)	(251,128)
	$607,603	$968,677

Depreciation expense related to the Company’s property and equipment was $34,636 and $82,290 for the three and six months ended June 30, 2024 and $27,685 and $54,993 for the three and six months ended June 30, 2023, respectively, which were included in the accompanying consolidated statements of operations.

9. LEASES

The Company’s right-of-use assets and lease liabilities are related to leased office space in Kissimmee, Florida and the UK and beginning on March 23, 2024 a leased warehouse in Kissimmee, Florida. Some of these real estate leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent. Balances of the right-of-use assets and lease liabilities are set forth on the accompanying balance sheets.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease expenses
Operating lease expenses	$150,278	$150,278	$300,556	$288,845
Variable and other lease costs	25,900	(9,313)	34,728	(2,821)
Total lease cost	$176,178	$140,965	$335,284	$286,024
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$139,415	$134,561	$277,650	$236,539
Weighted-average remaining lease term (in years):
Operating leases	9.02	9.88	9.02	9.88
Weighted-average discount rate:
Operating leases	6.3%	6.3%	6.3%	6.3%

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maturity analysis under the lease agreement is as follows:

Total
2024	$280,053
2025	575,360
2026	535,720
2027	492,318
2028 and beyond	3,274,183
5,157,634
Less: present value discount	(1,269,325)
Lease liability	$3,888,309

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
Accrued convertible note interest	699,121	113,000
Accrued bonuses	-	150,000
Accrued interest	7,449	-
Accrued expenses, other	255,673	137,859
Warranty reserve	130,000	89,430
Accrued payroll	318,815	196,711
	$1,411,058	$687,000

11. OTHER PAYABLE

Other payable consisted of the following:

	June 30, 2024	December 31, 2023
PPG payable (as defined below)	$117,612	$168,256
Other	524,009	-
	$641,621	$168,256

On February 1, 2022, the Company entered into an Exclusive Supplier Agreement with a third party, pursuant to which the third party issues a pre-bate in the amount of $277,642 to the Company in exchange for the Company’s commitment to make purchase of the third party’s products in the amount of $1,506,349 (“PPG Payable”). The Company shall use the $277,642 as working capital or otherwise in the operation of the Company’s business. The outstanding balance on the PPG payable was $117,612 and $168,256 recorded as other payable in the accompanying consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. DEBT

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

Certain events of default under the Convertible Note and the Series A Convertible Preferred Stock have occurred based on the following: the Company’s failure to have its resale registration statement on Form S-1 declared effective by the SEC within sixty (60) days of December 12, 2023, the financial statements of the Company’s subsidiary for the years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023 were required to be restated, the fact that the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”) within two (2) trading days of the filing due date of the Form 10-K and the Company did not file its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Form 10-Q”) within two (2) trading days of the filing due date of the Form 10-Q. The Convertible Note and the Series A Convertible Preferred Stock each provide for certain remedies based upon the occurrence of an event of default. As a result of the default the lender under the Convertible Note who is also the holder of the Series A Convertible Preferred Stock calculated default interest on the Convertible Note of an additional 8% of the principal balance outstanding for seventeen (17) days in May 2024 and an additional 8% of the principal balance outstanding for thirty (30) days in June 2024 (the “Default Interest”). The total Default Interest calculated for the three months ended June 30, 2024 was $165,233 in the aggregate. The lender has agreed to treat the Default Interest as paid-in-kind interest (“PIK interest”) and the accrued Default Interest was added to the principal balance of the Convertible note on July 1, 2024.

The Convertible Note includes an original issue discount of $2,119,209 and debt issuance costs of $3,088,883. For the three and six months ended June 30, 2024, the Company recorded $434,008 and $868,016 of amortization expense of the debt discount and debt issuance costs in the consolidated statement of operations. As of June 30, 2024 and December 31, 2023, accrued interest on the Convertible Note, including the Default Interest, was $699,121 and $113,000, respectively, as included with accrued expenses on the accompanying condensed consolidated balance sheets. See Note 10.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the outstanding Convertible Note as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Principal value of Convertible Note	$15,819,209	$15,819,209
Debt discount, net of amortization	(4,267,742)	(5,135,757)
Convertible Note payable	$11,551,467	$10,683,452

Floor Plan Payable

On May 15, 2024, the Company entered into a loan agreement for up to $1.5 million (“Floor Plan Financing”) with an institutional lender. The Floor Plan Financing represents financing arrangements to facilitate the Company’s purchase of used and trade in vehicles. All Floor Plan Financing are collateralized by the inventory purchased. These payables become due when the Company sells the vehicle. The interest rate is prime rate plus 3%. Interest on outstanding floor plan payable balances is due and payable on the 15th of each month. The outstanding balances on Floor Plan Financings as of June 30, 2024, was $1,321,000. Floor Plan Financing interest expense for the three and six months ended June 30, 2024 was $10,801. There was no interest expense for the three and six months ended June 30, 2023.

The table below presents the disaggregation of interest expense for the three and six months ended June 30, 2024:

	Three months ended June 30, 2024	Six months ended June 30, 2024
Contractual interest expense	$709,932	$1,243,557
Debt discount amortization	176,601	353,202
Debt issuance cost amortization	257,407	514,814
Finance costs and other	7,618	10,752
Total	$1,151,548	$2,122,325

13. REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2024 and December 31, 2023, there were 25,000 shares of preferred stock issued and outstanding. The 25,000 shares represent Series A Convertible Preferred Stock (discussed below). The Series A Convertible Preferred Stock shall rank senior to all shares of Common Stock, and to all other classes or series of capital stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

14. STOCKHOLDERS’ EQUITY

Common stock — The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 32,099,662 shares and 31,874,662 shares of common stock issued and outstanding, respectively. Each share of Common Stock has one vote and has similar rights and obligations.

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

In advance of the Business Combination Closing, the Investor provided the Company a Conversion Notice to convert 14,000 shares of its Humble Series A Convertible Preferred Stock into 1,400,000 shares of common stock of Humble (“Humble Common Stock”). Following the Lender’s conversion of 14,000 shares of Humble Series A Convertible Preferred Stock, the Lender holds 25,000 shares of Humble Series A Convertible Preferred Stock and an aggregate of 2,500,000 shares of Humble Common Stock.

Warrants - As part of EFHAC’s initial public offering (“IPO”), EFHAC issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, EFHAC completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. As of June 30, 2024, there are 11,500,000 Public Warrants and 257,500 Private warrants outstanding.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The authority to manage the operation of and administer the Plan shall be vested in a committee (the “Committee”), which shall have all the powers vested in it by the terms of the Plan, including exclusive authority to select the participants to the Plan; to make awards; to determine the type, size, terms and timing of the awards (which need not be uniform); to accelerate the vesting of awards granted pursuant to the Plan, including upon the occurrence of a change of control of the Company; to prescribe the form of the award agreement; to modify, amend or adjust the terms and conditions of any award; to adopt, alter and repeal such administrative rules, guidelines and practices governing the Plan as it shall, from time to time, deem advisable; to interpret the terms and provisions of the Plan and any award issued pursuant to the Plan. The Committee shall be selected by the Board of Directors and shall consist solely of non-employee directors within the meaning of Rule 16b-3 that are outside directors within the meaning of Code Section 162(m).

Grants may be made under the Plan through the tenth (10th) anniversary of the date it is adopted by the Board and approved by the Committee. Awards outstanding as of the date of termination of the Plan shall not be affected or impaired by the termination of the Plan.

As of June 30, 2024, no awards were granted under the Equity Incentive Plan. Each of its four non-employee directors were expected to receive a one-time grant of stock options to purchase up to 15,000 shares of Common Stock, exercisable at a purchase price which shall be equal to 110% of the price per share of the Common Stock at the Closing Date. In addition, in the first quarter of 2024 the Company entered into a consulting agreement whereby it issued 100,000 fully paid up non-forfeitable shares of restricted common stock. The shares were issued in the three months ended June 30, 2024 All shares of Company restricted common stock will be subject to a 12-month lock-up period from the time of issuance.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2024, the Company entered into a one-year consulting agreement (the “Agreement”) with an investor relations firm for the purposes of developing, implementing and maintaining an ongoing stock market support system for the Company with the general objective of expanding awareness in the Company. In connection with this agreement, the Company has committed to pay $14,500 per month for the first four months of service and $12,500 per month thereafter. The Company also issued 100,000 shares of restricted Company common stock on May 9, 2024. All shares of Company restricted Company common stock will be subject to a 12-month lock up from the time of issuance. The agreement also provides for incentive shares as follows:

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

In the six months ended June 30, 2024, the Company recognized $60,000 for the 100,000 share issuance of fully paid up and non-forfeitable shares at a weighted average grant date fair value of $0.60, and $20,000 for the incentive shares with market conditions, based on a weighted average grant date fair value of $0.23 per share. The fair value of the shares issued was determined utilizing level 2 inputs including the Company’s stock price and incorporating a discount for lack of marketability due to the lock-up period. The fair value of the incentive shares with market conditions was determined by utilizing a Monte Carlo simulation model with Level 2 inputs. The key inputs are presented in the table below:

	2/13/2024
	Initial shares	Tranche 1	Tranche 2
Stock price	$0.8	$0.8	$0.8
Volatility	97.1%	97.1%	97.1%
Remaining term	0.75	1.00	1.00
Risk-free rate	5.03%	4.87%	4.87%

On June 11, 2024, the Company entered into a marketing service agreement (the “Marketing Service Agreement”) with an advisory firm. In connection with the Marketing Service Agreement, the Company agreed to pay the advisory firm $100,000 worth of shares of the Company’s common stock. The advisory services commenced on June 12, 2024 (the “Effective Date”). The number of shares issued was based on the closing price of the Company’s common stock on the Effective Date. For the three and six months ended June 30, 2024, the Company has recorded $100,000 of equity compensation expense included in general and administrative expenses in the accompanying statements of operations.

15. COMMITMENTS AND CONTINGENCIES

We record a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2024 and December 31, 2023, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.

16. RELATED PARTY TRANSACTIONS

The Company has entered into independent contractor agreements with Luxury Automotive Transport, Inc. The owner of Luxury Automotive Transport, Inc. is the father of Elliot Humble, the Company’s Director. ECD secures the services of a specialized contractor to handle the transportation and delivery of their custom luxury vehicles, ensuring these tasks are managed by a company with substantial expertise in this area. Per the agreement, the customer delivery rate is $1.45/mile, and transportation rate is 1.25/mile. As a result of the agreements, the Company recorded expense of $57,292 and $46,733 for the six months ended June 30, 2024 and 2023, respectively. As a result of the agreements, the Company recorded expense of $32,702 and $46,733 for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, there were no outstanding amounts owed under these agreements.

The Company has no commercial agreement with British Food Stop. British Food Stop sells breakfast and lunch to employees via a food truck on site. The owners of British Food Stop are the parents of Emily Humble, the Company’s President, Secretary, and Director. For the six months ended June 30, 2024 and 2023, the Company recorded expenses totaling $26,157 and $0, respectively. For the three months ended June 30, 2024 and 2023, the Company recorded expenses totaling $15,684 and $0, respectively. As of June 30, 2024 and December 31, 2023, there was $0 and $0 outstanding to British Food Stop, in accounts payable in the accompanying unaudited condensed consolidated balance sheet.

17. SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 19, 2024, which represents the date the financial statements were available to be issued, and no events, other than discussed below have occurred through that date that would impact the financial statements.

Convertible Notes – Event of Default

On December 12, 2023, the Company, through its predecessor EFHT, issued a Senior Secured Convertible Note with an aggregate principal amount equal to $15,819,209 to Defender SPV LLC (the “December Note”), pursuant to the previously disclosed Stock Purchase Agreement dated October 6, 2023. Certain events of default under the December Note have occurred based on the following: the Company’s failure to have its resale registration statement on Form S-1 declared effective by the SEC within sixty (60) days of December 12, 2023, the financial statements of the Company’s subsidiary for the years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 were required to be restated, the Company did not file its Annual Report on Form 10-K for year ended December 31, 2023 (the “Form 10-K”) within two (2) trading days of the filing due date for the Form 10-K, and the Company did not file its Quarterly Report on Form 10-Q for quarterly period ended March 31, 2024 (the “Form 10-Q”) within two (2) trading days of the filing due date for the Form 10-Q. The December Note provides for certain remedies based upon the occurrence of an event of default. The Company has spoken with the lender under the December Note and plans to attempt to negotiate and enter into a default waiver agreement with the lender. There can be no assurances that the Company will be able to negotiate a waiver agreement with the lender. If the lender seeks to enforce its remedies under the December Note and the lender is successful in obtaining such remedies, then such event could have a material negative effect on the business and finances of the Company.

Preferred Stock – Event of Default

Defender SPV LLC is the holder of 25,000 shares of the Company’s Series A Convertible Preferred Stock. Certain events of default under the Series A Convertible Preferred Stock (the “Preferred Stock”) have occurred based on the following: the financial statements of the Company’s subsidiary for the years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 were required to be restated, the Company did not file its Annual Report on Form 10-K for year ended December 31, 2023 (the “Form 10-K”) within two (2) trading days of the filing due date for the Form 10-K, and the Company did not file its Quarterly Report on Form 10-Q for quarterly period ended March 31, 2024 (the “Form 10-Q”) within two (2) trading days of the filing due date for the Form 10-Q. The Preferred Stock provides for certain remedies based upon the occurrence of an event of default. The Company has spoken with the holder of the Preferred Stock and plans to attempt to negotiate and enter into a default waiver agreement with the holder. There can be no assurances that the Company will be able to negotiate a waiver agreement with the holder. If the holder seeks to enforce its remedies under the Preferred Stock and the holder is successful in obtaining such remedies, then such event could have a material negative effect on the business and finances of the Company.

Recent Unregistered Sale of Equity Securities

On August 8, 2024, the Company and Theodore Duncan (the “Investor”) entered into a securities subscription agreement (the “Subscription Agreement”), pursuant to which the Company issued and sold in a private transaction 1,000,000 shares of the Company’s common stock and a warrant agreement to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Warrant Agreement”) to Theodore Duncan for an aggregate purchase price of $1,000,000. The issuance and sale to the director is exempt from registration under the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

The foregoing summary of the Subscription Agreement and the Warrant Agreement does not purport to be complete and is qualified in its entirety by reference to the actual agreements which are which filed as Exhibit 10.4 (the Subscription Agreement) and Exhibit 10.5 (the Warrant Agreement) to the Company’s Current Report on Form 8-K, filed on August 12, 2024, and are incorporated herein by reference.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The August 9, 2024 Securities Purchase Agreement

On August 9, 2024, ECD Automotive Design, Inc. (the “Company”) entered into a securities purchase agreement (the “August SPA”) with Defender SPA, LLC pursuant to which the Defender SPV, LLC agreed to waive the pre-existing events of default that occurred under the December Note and the Preferred Stock and the Company agreed to execute and deliver to the Lender a second senior secured convertible note (the “August Note”), in exchange for a loan in the principal amount of $1,154,681. Based on the terms of the August Note, the Company will receive proceeds under the August Note in an amount of $1,000,000, before payment of expenses. The Company’s entry into the August SPA and the August Note were previously disclosed in the Company’s Current Report on Form 8-K, filed on August 12, 2024, which is incorporated herein by reference.

The August 9, 2024 Senior Secured Convertible Note

The August Note shall, unless converted or redeemed, mature on December 12, 2026, subject to the holder’s right to extend such date in certain circumstances. The August Note shall accrue interest at an annual rate equal to the Prime Interest rate plus 5% per annum which is payable monthly in cash or, upon the Company’s option, in securities of the Company provided certain conditions are met at the increased interest rate of the Prime Interest rate plus 8% per annum. The Company is required to pay a late charge of 18% per annum (“Late Charges”) on any amount of principal or other amounts that are not paid when due.

At any time after issuance, all amounts due under the August Note are convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) at the option of the Lender at a conversion price of $10.00 per share (the “Conversion Price”), subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. Upon the Lender’s conversion of the Note, the conversion amount shall be equal to the principal amount to be converted under the Note at a 15% premium plus any accrued and unpaid interest, and accrued and unpaid Late Charges on such principal and interest, if any (the “Conversion Rate”). From and after the occurrence of an event of default, each holder may alternatively elect to convert the August Notes into shares of our Common Stock at the “Alternate Conversion Price”, which is equal to the lowest of:

●	The Conversion Price then in effect; and

●	85% of the lowest volume weighted average price of our Common Stock during the 5 consecutive trading days immediately prior to the date on which we received written notice of such conversion from such holder.

The Conversion Price under the August Note is also subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the Common Stock issuable upon conversion of the August Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $2.00. The conversion price is also subject to a downward adjustment if the Company fails to satisfy certain performance conditions set forth in the Note.

The Company has the right, at any time, to redeem in cash all, or any portion, of the August Note at a 20% redemption premium to the greater of (a) on the amount then outstanding under the August Notes to be redeemed, and (b) the equity value of our Common Stock underlying the August Notes. The equity value of our common stock underlying the Notes is calculated using the greatest closing sale price of our Common Stock during the period immediately preceding the date of such redemption and ending on the date we make the required payment. Additionally, upon a change of control of the Company, each holder of August Note may require us to redeem in cash all, or any portion, of its Notes at a 25% redemption premium on the greater of (a) the face value of the August Notes, (b) the equity value of our Common Stock underlying the August Notes, and (c) the equity value of the change of control consideration payable to the holder of our common stock underlying such August Notes.

The August SPA provides further that the Security Agreement, the Registration Rights Agreement, and the Guaranty are amended so that such Agreements cover and are applicable to the August Note, as well as the December Note.

The foregoing summary of the August SPA and the August Note does not purport to be complete and is qualified in its entirety by reference to the actual agreements forms of which are filed as Exhibit 10.1 (the August SPA) and Exhibit 10.2 (the August Note) to the Company’s Current Report on Form 8-K, filed on August 12, 2024, and are incorporated herein by reference.

The August SPA also provided that in connection with the August Note, the Company will also issue to the Lender at no additional cost 300,000 shares of the Company’s common stock (the “Commitment Shares”) and a warrant to purchase 79,673 shares of the Company’s common stock at an exercise price of $11.50 per share (the “Common Share Warrant”).

The foregoing summary of the Common Share Warrant does not purport to be complete and is qualified in its entirety by reference to the actual agreement a form of which is filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 12, 2024, which is incorporated herein by reference.

Amendment to the A&R Asset Purchase Agreement

On August 11, 2024, the Company and BNMC Continuation Cars LLC and David W. Miller II (collectively the “Sellers”) entered into an Amendment (the “Amendment”) to the A&R Asset Purchase Agreement, pursuant to which the parties acknowledged that the Sellers have satisfied all conditions to the A&R Asset Purchase Agreement to fix the aggregate purchase price at $1,250,000 payable through the issuance of 1,250,000 shares of the Company’s common stock valued at $1.00 per share. Pursuant to the Amendment the Company will promptly issue the 1,250,000 shares of the Company’s common stock to David W. Miller II in full satisfaction of the Company’s obligation to pay the Purchase Price as set forth in the A&R Asset Purchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to ECD Automotive Design, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the Annual Report on Form 10-K and Risk Factors contained therein. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Business Overview and Strategy

ECD is an award winning, custom-car builder with a focus on British classic vehicles. We provide clients a one-of-a kind immersive luxury automotive design experience for each of its unique custom builds, where customers may design every aspect of the vehicle. In sequence, our highly trained technicians, master-certified ASE craftsmen, hand-built, from the ground up, in 2,200 man-hours, a completely restored vehicle, replacing substantially its every single component– customizing the engine, the color, the seating, the stitching, the electronics and the cosmetic finishes. All elements of the process are completed in-house. We primarily earn our revenue from the sale of the customized vehicle directly to the customer, as well as by providing repair or upgrade services to customers, and from the sale of extended warranties. Occasionally we earn commissions on resale of used vehicles. We recognized revenue of $17.2 million and $6.6 million for the six months June 30, 2024 and 2023, respectively. We had a net loss of $2.5 million and $1.1 million, respectively for the six months ended June 30, 2024, and 2023.

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

The Convertible Note includes an original issue discount of $2,119,209 and debt issuance costs of $3,088,883. For the three and six months ended June 30, 2024, the Company recorded $434,008 and $868,016, respectively, of amortization expense of the debt discount and debt issuance costs in the consolidated statement of operations. As of June 30, 2024, and 2023, accrued interest on the Convertible Note in the consolidated balance sheets was $699,121 and $0, respectively.

On April 3, 2024, we entered into an Asset Purchase Agreement (the “Original Asset Purchase Agreement”) with BNMC Continuation Cars LLC, an Oklahoma limited liability company and David W. Miller II (collectively “Sellers”) That was subsequently amended on April 24, 2024, into an Amended and Restated Asset Purchase Agreement (the A&R Asset Purchase Agreement”). The Company agreed to purchase certain assets relating to vehicle builds, including the trademark “Brand New Muscle Car” (the “Purchased Assets”) from Sellers in exchange for up to $1.25 million. The price for the Purchased Assets under the A&R Asset Purchase Agreement is to be equal to $950,000 plus an additional $300,000 for up to 3 additional new vehicle builds the Sellers refers to the Company that are accepted by the Company on or before June 24, 2024 (the “A&R Purchase Price”). The A&R Purchase Price is to be paid to Seller by the issuance of such number of shares of Common Stock equal to (a) the A&R Purchase Price divided by (b) the closing price of the Common Stock on the five-month anniversary of the closing date (the “Consideration Shares”). The A&R Purchase Price is to be paid by the Company to the Sellers by the issuance of the Consideration Shares within three (3) business days of the five-month anniversary of the closing date.

On April 24, 2024, following the satisfaction or waiver of the closing conditions, the Company and Sellers closed the transactions contemplated by the A&R Asset Purchase Agreement. In connection with the closing of the A&R Asset Purchase Agreement, the Company and the Sellers executed and delivered the following agreements: (1) the IP Assignment Agreement, dated April 24, 2024, by and between Sellers, as assignors, and ECD, as assignee (the “IP Assignment Agreement”), (2) the Trademark License Agreement, dated April 24, 2024, by and between ECD, as licensor and Sellers, as licensees (the “Trademark License Agreement”), and (3) Consulting Agreement, dated April 24, 2024, by and between ECD, as the company and BNMC Films LLC, a wholly owned subsidiary of David W. Miller II, as the contractor (the “Consulting Agreement”). The additional $300,000 of consideration was fully earned by June 24, 2024.

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

Our Growth Plans

We introduced Jaguar E-type in 2022, which we sell at a higher price point and with a higher gross margin as compared to our traditional Land Rover Defender, Range Rover and Land Rover Series models. In April 2024, we purchase the assets of Bran New Muscle Car (BNMC). We plan to leverage the assets of the production of Mustangs in 2024 and 2025. The asset purchase resulted in 6 Mustang contracts. We currently use a third of our production floor for quality control and warranty services. We plan to relocate our quality and warranty services in 2024 to a new facility that will function as a warranty, used vehicles sales, and service center, and to add a third production area that will focus on iconic American vehicles. We expect our margins to further improve as we increase scale, resulting in lower component costs and improved absorption of our fixed manufacturing overhead.

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

Adjusted EBITDA

We define adjusted EBITDA, a non-GAAP financial measure, as earnings (loss) before interest expense, income tax expense (benefit), non-recurring fees, equity compensation, other (income) expenses, foreign exchange gains and losses, and depreciation and amortization, as adjusted to exclude transaction expenses. See “Non-GAAP Financial Measures” for a reconciliation of GAAP net loss to adjusted EBITDA. We utilize adjusted EBITDA as an internal performance measure in the management of our operations because we believe the exclusion of these non-cash and non-recurring charges allow for a more relevant comparison of our results of operations to other companies in our industry. Adjusted EBITDA should not be viewed as a substitute for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(926,069)	$36,162	$(2,476,373)	$(1,086,404)
Excluding:
Interest expense	1,151,548	-	2,122,325	-
Income tax (benefit) expense	(9,712)	-	522,568	-
Non-recurring professional fees	-	-	408,936	210,099
Equity compensation expense	139,459	-	256,959	-
Other (income) expense, net	(103,865)	(54,773)	(152,391)	(77,150)
Foreign exchange loss	5,607	-	10,311	-
Depreciation	143,728	27,685	191,382	54,993
Adjusted EBITDA	$400,696	$9,074	$883,717	$(898,462)

Adjusted EBITDA increased $0.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This increase in gross profit was driven by the increase in average selling price per vehicle of $46,604 offset by high public company expenses. The Company also realized a significant improvement in our gross margins for Builds.

Adjusted EBITDA increased $1.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This increase in gross profit was driven by the increase in average selling price per vehicle of $52,650 offset by high public company expenses. The Company also realized a significant improvement in our gross margins for Builds.

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

The Company generates revenue through providing repair services to customers. The Company agrees with the customer on a budget. There is a single performance obligation, which is the Company’s promise to perform the retrofit and repair work on the vehicle. The entire transaction price is allocated to this single performance obligation. Service revenue is recognized when the repair work is completed, and the customer receives the vehicle.

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

Depreciation and Amortization Expense

The Company’s depreciation expense consists of depreciation of our long-term assets, building improvements, manufacturing equipment and tooling, office equipment, and furniture and fixtures. Depreciation is calculated using the straight-line method over the asset’s estimated useful life of 5 to 15 years.

The Company amortizes its intangible assets related to the Brand New Muscle Car asset acquisition over the period it expects to utilize the name, or two years.

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

Results of Operations

To provide readers with meaningful comparisons, the following analysis provides comparisons of the financial results for the three and six months ended June 30, 2024 and 2023. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following table sets forth our results of operations for the periods presented:

	For the three months ended
	June 30,		Variance	Variance
	2024	2023	($)	(%)
Revenue, net	$8,872,003	$3,867,903	$5,004,100	129.4%
Cost of goods sold	6,054,705	2,639,201	3,415,504	129.4%
Gross profit	2,817,298	1,228,702	$1,588,596	129.3%

Operating expenses:
Sales and marketing expenses	271,063	101,568	169,495	166.9%
General and administrative expenses	2,284,998	1,118,060	1,166,938	104.4%
Depreciation and amortization expenses	143,728	27,685	116,043	419.2%
Total operating expenses	2,699,789	1,247,313	1,452,476	116.4%

Income (loss) from operations	117,509	(18,611)	136,120	(731.4)%

Other income (expense):
Interest expense	-1,151,548	-	1,151,548	100.0%
Foreign exchange loss	(5,607)	-	5,607	100.0%
Other income (expense), net	103,865	54,773	(158,638)	(289.6)%
Total other income (loss)	-1,053,290	54,773	998,517	1,823.0%
Loss before income taxes	(935,781)	36,162	1,134,637	3,137.7%
Income tax expense	9,712	-	9,712	100.0%

Net loss	$(926,069)	$36,162	$1,144,349	3,164.5%

Net Revenue by Product Category

The following table summarizes the Company’s net unaudited consolidated revenues disaggregated by product category:

	Three Months Ended June 30,
	2024	2023	Change	Change %

Builds	$7,989,055	$3,824,181	$4,164,874	108.9%
Warranty	882,948	43,722	839,226	1,919.5%
Total revenues, net	$8,872,003	$3,867,903	$5,004,100	129.4%

Vehicle builds represented 90.0% of the revenue for the three months ended June 30, 2024, compared to 98.9% for the three months ended June 30, 2023, and increased $4,164,874 for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The primary driver of the revenue increase for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was the increase in average selling price per vehicle by $46,604 and increased production due to efficiency improvements. The increased average selling price contributed $1,160,110 to the increase in revenue and the increase in production contributed $3,004,714 to the increase in revenue.

Used sales, parts and warranty revenue represent a small portion of our revenue. Those categories combined represented 10.0% of the revenue for the three months ended June 30, 2024, compared to 1.1% for the three months ended June 30, 2023, and an increase of $839,226 for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Gross Profit and Gross Profit Margin Percentage

	Three Months Ended June 30,
	2024	2023	Change	Change %
Builds	$2,665,796	$1,253,375	$1,412,421	112.7%
	33.37%	32.8%	0.6%
Warranty and others	151,502	(24,673)	176,175	(714.0)%
	17.2%	(56.4)%	73.6%
Total Gross Profit	$2,817,298	$1,228,702	1,588,596	129.3%
	31.8%	31.8%	0.0%

Gross profit in the builds category increased by 112.7% during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Higher ASP’s and efficiencies in the build process drove profit margin higher in the second quarter of 2024, compared to the second quarter of 2023. Also contributing to overall gross profit margin improvement was used, parts and warranty sales in the quarter.

Operating Expenses

	Three months Ended June 30,
	2024	2023	Change	Change %

Operating expenses:
Sales and marketing expenses	$271,063	$101,568	$169,495	166.9%
General and administrative expenses	2,284,998	1,118,060	1,166,938	104.4%
Depreciation and amortization expenses	143,728	27,685	116,043	419.2%
Total operating expenses	$2,699,789	$1,247,313	$1,452,476	116.4%

The Company experienced an overall increase in operating expenses of $1,452,476 for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023

For the three months ended June 30, 2024, selling and marketing expenses increased $169,495, as compared to the three months ended June 30, 2023. This increase was primarily attributable to an increased volume of advertising and press as the Company expanded its marketing footprint with existing products and the launch of Mustangs in the second quarter of 2024.

General and administrative expenses increased $1,166,938 during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The primary driver for the increase in general and administrative expenses for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was due to public company costs. Increases were related to front office staff and salaries of $470,038, additional insurance costs of $116,570, and higher professional fees of $391,954. We have invested in our corporate organization and incurred additional expenses associated with transitioning to, and operating as, a public company, including increased legal, audit, tax and accounting costs, investor relations costs, higher insurance premiums and compliance costs. As a result, we expect that general and administrative expenses will increase, on a year-over-year basis in absolute dollars but decline as a percentage of total revenue over time as we grow the revenue of the business. Our inability to scale our expenses could negatively impact profitability.

For the three months ended June 30, 2024, depreciation and amortization expense increased $116,043, as compared to the three months ended June 30, 2023. This increase was primarily due to the amortization of the Brand New Muscle Car brand name.

Other (Expense)Income

	Three Months Ended June 30,
	2024	2023	Change	Change %

Interest expense	$(1,151,548)	$-	$1,151,548	100.0%
Foreign exchange loss	(5,607)	-	5,607	100.0%
Other income (expense), net	103,865	54,773	49,092	89.6%
Total other income (loss)	$(1,053,290)	$54,773	$1,206,247	2,202.3%

For the three months ended June 30, 2024, other income (expense), net increased $49,092, as compared to the three months ended June 30, 2023 due to an increase in interest income.

For the three months ended June 30, 2024, interest expense increased $1,151,548 as compared to the three months ended June 30, 2023, due to the accrued interest and amortization of debt issuance costs on the Convertible Note.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The following table sets forth our results of operations for the periods presented:

	For the six months ended
	June 30,		Variance	Variance
	2024	2023	($)	(%)
Revenue, net
Cost of goods sold	$17,180,042	$6,575,229	$10,604,813	161.3%
Gross profit	11,885,805	5,042,435	6,843,370	135.7%
	5,294,237	1,532,794	$3,761,443	245.4%
Operating expenses:
Sales and marketing expenses
General and administrative expenses	614,472	206,788	407,684	197.2%
Depreciation and amortization expenses	4,461,943	2,434,567	2,027,376	83.3%
Total operating expenses	191,382	54,993	136,389	248.0%
	5,267,797	2,696,348	2,571,449	95.4%
Income (loss) from operations
	26,440	(1,163,554)	1,189,994	(102.3)%
Other income (expense):
Interest expense
Foreign exchange loss	(2,122,325)	-	(2,122,325)	100.0%
Other income (expense), net	(10,311)	-	(10,311)	100.0%
Total other income (loss)	152,391	77,150	75,241	97.5%
Loss before income taxes	(1,980,245)	77,150	(2,057,395)	(2,666.7)%
Income tax expense	(1,953,805)	(1,086,404)	(867,401)	79.8%
	(522,568)	-	(522,568)	100.0%
Net loss
	$(2,476,373)	$(1,086,404)	$(1,389,969)	127.9%

The tables presented in this section set forth, for the periods indicated, certain Statement of Operations data for the six months ended June 30, 2024, and June 30, 2023.

Net Revenue by Product Category

The following table summarizes the Company’s net unaudited consolidated revenues disaggregated by product category:

	Six Months Ended June 30,
	2024	2023	Change	Change %

Builds	$16,206,702	$6,475,431	$9,731,271	150.3%
Warranty	973,340	99,798	873,542	875.3%
Total revenues, net	$17,180,042	$6,575,229	$10,604,813	161.3%

Vehicle builds represented 94.3% of the revenue for the six months ended June 30, 2024, compared to 98.5% for the six months ended June 30, 2023, and increased $9,731,271 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The primary driver of the revenue increase for the six months ended June 30, 2024 compared to the three months ended June 30, 2023 was the increase in average selling price per vehicle by $52,650 and increased production due to efficiency improvements. The increased average selling price contributed $2,737,806 to the increase in revenue and the increase in production contributed $6,993,465 to the increase in revenue.

Used sales, parts and warranty revenue represented 5.7% of the revenue for the six months ended June 30, 2024, compared to 1.5% for the six months ended June 30, 2023, a decrease of $873,542 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Gross Profit and Gross Profit Margin Percentage

	Six Months Ended June 30,
	2024	2023	Change	Change %
Builds	$5,199,130	$1,514,447	$3,684,683	243.3%
	32.08%	23.4%	8.7%
Warranty and others	95,107	18,347	76,760	418.4%
	9.8%	18.4%	(8.6)%
Total Gross Profit	$5,294,237	$1,532,794	$3,761,443	245.4%
	30.8%	23.3%	7.5%

Gross profit in the Builds category increased by 243.3% during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Higher ASP’s and efficiencies in the build process drove profit margin higher in the first half of 2024, compared to the first half of 2023. Also contributing to overall gross profit margin improvement was Used, Parts & Warranty sales in the six month period.

Operating Expenses

	Six months Ended June 30,
	2024	2023	Change	Change %

Operating expenses:
Sales and marketing expenses	$614,472	$206,788	$407,684	197.2%
General and administrative expenses	4,461,943	2,434,567	2,027,376	83.3%
Depreciation and amortization expenses	191,382	54,993	136,389	248.0%
Total operating expenses	$5,267,797	$2,696,348	$2,571,449	95.4%

The Company experienced an overall increase in operating expenses of $2,571,449 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023

For the six months ended June 30, 2024, selling and marketing expenses increased $407,684, as compared to the six months ended June 30, 2023. This increase was primarily attributable to an increased volume of advertising and printing as the Company increased its advertising, promotions, and social media presence in response to higher online traffic. In addition, part of the increase was due to the increased price of web advertising compared to the prior year.

General and administrative expenses increased $2,027,376 during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The primary driver for the increase in general and administrative expenses for the six months ended June 30, 2024 as compared to the three six ended June 30, 2023 was due to the public company costs. Increases were related to front office staff and salaries of $1,060,289, additional insurance costs of $237,641, and higher professional fees of $465,073. We have invested in our corporate organization and incurred additional expenses associated with transitioning to, and operating as, a public company, including increased legal, audit, tax and accounting costs, investor relations costs, higher insurance premiums and compliance costs. As a result, we expect that general and administrative expenses will increase, on a year-over-year basis in absolute dollars but decline as a percentage of total revenue over time as we grow the revenue of the business. Our inability to scale our expenses could negatively impact profitability.

For the six months ended June 30, 2024, depreciation and amortization expense increased $136,389, as compared to the six months ended June 30, 2023. This increase was primarily due to the amortization of Brand New Muscle Car brand, and additional depreciation related to equipment purchases.

Other (Expense)Income

	Six Months Ended June 30,
	2024	2023	Change	Change %

Interest expense	$(2,122,325)	$-	$2,122,325	100.0%
Foreign exchange loss	(10,311)	-	10,311	100.0%
Other income (expense), net	152,391	77,150	75,241	97.5%
Total other income (loss)	$(1,980,245)	$77,150	$2,207,877	2861.8%

For the six months ended June 30, 2024, other income (expense), net increased $75,241, as compared to the six months ended June 30, 2023 due to an increase in interest income.

For the six months ended June 30, 2024, interest expense increased $2,122,325 as compared to the six months ended June 30, 2023, primarily due to the accrued interest and amortization of debt issuance costs on the Convertible Note and Floor Plan Payable.

Liquidity and Capital Resources

Uses and Availability of Funds

Our primary sources of funds are customer deposits, collections of deferred revenue, and proceeds from loan payable. The Company relies on customer deposits to fund working capital requirements. Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives from 25% to 50% of the total consideration of the contract, except for upgrades, from its customers as acceptance of contract, which are initially recorded in customer deposits, and are recognized as net revenue when the products are titled or delivered. As of June 30, 2024, the Company had customer deposits in the amount of $7,120,378. In addition to the customer deposits, as of June 30, 2024, the Company had $8,373,028 of contract consideration allocated to a performance obligation not yet completed, and deferred revenue for vehicles that were completed, but title had not been transferred to the customer as of June 30, 2024.

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

Financial Condition

We are subject to credit risks, particularly if any of the deferred revenue represents a limited number of customers. If we are unable to collect our deferred revenue as it becomes due, it could adversely affect our liquidity and working capital position.

Generally, we have been able to collect our deferred revenue in the ordinary course of business. We hold vehicles as collateral to secure payment from customers. We do not have trade credit insurance for any of our customers to mitigate accounts receivable risk.

As of June 30, 2024, we had cash and cash equivalents of $5,660,684. The Company’s primary source of operating funds since inception has been from cash receipts from sales and proceeds from loan payable. Immediately prior to the closing of the Business Combination on December 12, 2023, the Company executed and delivered to the Lender a senior secured convertible note (the “Convertible Note”), in exchange for a loan in the principal amount of $15,819,209. The Convertible Note shall accrue interest at an annual rate equal to the Prime Interest rate plus 5% per annum which is payable monthly in cash or, upon the Company’s option, in securities of the Company provided certain conditions are met at the increased interest rate of the Prime Interest rate plus 8% per annum. The Company is required to pay a late charge of 12% per annum (“Late Charges”) on any amount of principal or other amounts that are not paid when due. The Convertible Note is convertible into shares of Company Common Stock at the option of the Lender at a conversion price of $10.00 per share, subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the Company Common Stock issuable upon conversion of the Convertible Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $6.00. The note has a three-year term.

Based on the cash balance of approximately $5.7 million and cash flow from operations, after interest payments, the Company has determined that the Company’s sources of liquidity will be sufficient to meet the Company’s financing requirements for the remainder of 2024.

Cash Flows

Cash flows for the six months ended June 30, 2024 and 2023

Increases in inventory, deferred revenue, accrued expenses and current lease liability were the primary drivers that resulted in the increase in the working capital deficit. We plan to use our current cash position as well as collections from accounts receivable, and the cash generated from our operations, when applicable, to fund the current operations of the business. The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended
	June 30,
	2024	2023

Cash Provided By (Used In)
Operating Activities	$(3,722,837)	$(1,077,946)
Investing Activities	(46,690)	(13,717)
Financing Activities	1,296,000	(145,149)
Net decrease in cash and cash equivalents	$(2,473,527)	$(1,236,812)

Net cash used in operating activities

Operating activities used cash of $3,722,837 for the six months ended June 30, 2024, primarily due to the decrease in deferred revenue and the increase in prepaid and other current assets, partially offset by a decrease in inventory and an increase in accounts payable and accrued expenses.

Operating activities used cash of $1,077,946 for the six months ended June 30, 2024, primarily due to an increase in deferred revenue and a decrease in other receivable and prepaid and other current assets, partially offset by an increase in inventories and a decrease in accrued expenses and other payable.

Net cash used in investing activities

Investing activities used cash of $46,690 for the six months ended June 30, 2024, related to the purchasing of warehouse equipment.

Investing activities used cash of $13,717 for the six months ended June 30, 2023, related to the purchasing of warehouse equipment and a press vehicle.

Net cash provided (used in) by financing activities

Financing activities provided cash of $1,296,000 for the six months ended June 30, 2024, primarily related to proceeds net of repayments of floor loans.

Financing activities used cash of $145,149 for the six months ended June 30, 2023, due to distributions to the shareholders.

Contractual Obligations and Commitments

The following table summarizes our future material cash requirements from our contractual lease obligations at June 30, 2024:

Total Future Lease Obligations
2024	$280,053
2025	575,360
2026	535,720
2027	492,318
2028 and beyond	3,274,183
$5,157,634

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

Impact of Inflation and Currency Fluctuation

While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation during the three and six months ended June 30, 2024, resulting in part from increased shipping and transportation costs, increased product costs, increased labor costs in the supply chain. We have also experienced varying levels of inflation during the three and six months ended June 30, 2023, resulting in part from increased product costs and increased labor costs by the uncertain economic environment. The Company has been actively working to mitigate these factors through a combination of sales price adjustments and other sourcing strategies, as such issues have continued into 2024. Severe increases in inflation could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations. Inflation did not have a material impact on our operations for the three and six months ended June 30, 2024, or June 30, 2023.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Net currency exchange gains (losses) were not material for the three and six months ended June 30, 2024, and 2023.

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

While our significant accounting policies are described in more detail in Note 4 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Product Revenue – Builds

The Company generates revenue through the sale of Land Rover vehicles directly to customers. The Company considers the build/sales contracts to be the contracts with the customer. There is a single performance obligation in all of the Company’s contracts, which is to build a vehicle based on customer specifications, transfer title or delivery of product under the terms in the arrangement. Product revenue is recognized when the product build is completed and title has been transferred, or product is delivered. The Company concluded that this was the appropriate time to record revenue based on the following criteria. (1) ECD has a right to full payment for the product. (2) The customer has legal title to the product and (3) The customer has the significant risks and rewards of ownership of the asset. There are certain build contacts, “owner donor vehicles” where title remains with the customer for the entire project. Under these contracts, revenue is recognized at a point in time when the truck is delivered back to the customer.

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

Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of June 30, 2024, and 2023.

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

While we remain in a financial reporting loss position based on a cumulative pre-tax loss for the three-year period ended June 30, 2024, the determination of the valuation allowance is based on our evaluation of the periods over which future taxable items are expected to be utilized to offset tax loss and deduction carryforward items in those future periods. That is, future forecasts of our taxable income are not considered in the evaluation of realizability of our deferred tax assets. Therefore, changes in our deferred tax asset valuation allowances will primarily be affected by changes in the estimates of the time periods over which those future taxable items will occur. At June 30, 2024, there was no deferred tax asset valuation allowance.

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

Convertible Notes – Event of Default

On December 12, 2023, the Company, through its predecessor EFHT, issued a Senior Secured Convertible Note with an aggregate principal amount equal to $15,819,209 to Defender SPV LLC (the “December Note”), pursuant to the previously disclosed Stock Purchase Agreement dated October 6, 2023. Certain events of default under the December Note have occurred based on the following: the Company’s failure to have its resale registration statement on Form S-1 declared effective by the SEC within sixty (60) days of December 12, 2023, the financial statements of the Company’s subsidiary for the years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 were required to be restated, the Company did not file its Annual Report on Form 10-K for year ended December 31, 2023 (the “Form 10-K”) within two (2) trading days of the filing due date for the Form 10-K, and the Company did not file its Quarterly Report on Form 10-Q for quarterly period ended March 31, 2024 (the “Form 10-Q”) within two (2) trading days of the filing due date for the Form 10-Q. The December Note provides for certain remedies based upon the occurrence of an event of default. The Company has spoken with the lender under the December Note and plans to attempt to negotiate and enter into a default waiver agreement with the lender. There can be no assurances that the Company will be able to negotiate a waiver agreement with the lender. If the lender seeks to enforce its remedies under the December Note and the lender is successful in obtaining such remedies, then such event could have a material negative effect on the business and finances of the Company.

Preferred Stock – Event of Default

Defender SPV LLC is the holder of 25,000 shares of the Company’s Series A Convertible Preferred Stock. Certain events of default under the Series A Convertible Preferred Stock (the “Preferred Stock”) have occurred based on the following: the financial statements of the Company’s subsidiary for the years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 were required to be restated, the Company did not file its Annual Report on Form 10-K for year ended December 31, 2023 (the “Form 10-K”) within two (2) trading days of the filing due date for the Form 10-K, and the Company did not file its Quarterly Report on Form 10-Q for quarterly period ended March 31, 2024 (the “Form 10-Q”) within two (2) trading days of the filing due date for the Form 10-Q. The Preferred Stock provides for certain remedies based upon the occurrence of an event of default. The Company has spoken with the holder of the Preferred Stock and plans to attempt to negotiate and enter into a default waiver agreement with the holder. There can be no assurances that the Company will be able to negotiate a waiver agreement with the holder. If the holder seeks to enforce its remedies under the Preferred Stock and the holder is successful in obtaining such remedies, then such event could have a material negative effect on the business and finances of the Company.

Commitments and Contingencies

In February 2024, we entered into a one-year consulting agreement (the “Agreement”) with an investor relations firm for the purposes of developing, implementing and maintaining an ongoing stock market support system for the Company with the general objective of expanding awareness in the Company. In connection with this agreement, we have committed to pay $14,500 per month for the first four months of service and $12,500 per month thereafter. We also issued 100,000 shares of restricted Company common stock on May 9, 2024. All shares of Company restricted Company common stock will be subject to a 12-month lock up from the time of issuance. The agreement also provides for incentive shares as follows:

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

Subsequent Events

Recent Unregistered Sale of Equity Securities

On August 8, 2024, the Company and Theodore Duncan (the “Investor”) entered into a securities subscription agreement (the “Subscription Agreement”), pursuant to which the Company issued and sold in a private transaction 1,000,000 shares of the Company’s common stock and a warrant agreement to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Warrant Agreement”) to Theodore Duncan for an aggregate purchase price of $1,000,000. The issuance and sale to the director is exempt from registration under the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

The foregoing summary of the Subscription Agreement and the Warrant Agreement does not purport to be complete and is qualified in its entirety by reference to the actual agreements which are which filed as Exhibit 10.4 (the Subscription Agreement) and Exhibit 10.5 (the Warrant Agreement) to the Company’s Current Report on Form 8-K, filed on August 12, 2024, and are incorporated herein by reference.

The August 9, 2024 Securities Purchase Agreement

On August 9, 2024, ECD Automotive Design, Inc. (the “Company”) entered into a securities purchase agreement (the “August SPA”) with Defender SPA, LLC pursuant to which the Defender SPV, LLC agreed to waive the pre-existing events of default that occurred under the December Note and the Preferred Stock and the Company agreed to execute and deliver to the Lender a second senior secured convertible note (the “August Note”), in exchange for a loan in the principal amount of $1,154,681. Based on the terms of the August Note, the Company will receive proceeds under the August Note in an amount of $1,000,000, before payment of expenses. The Company’s entry into the August SPA and the August Note were previously disclosed in the Company’s Current Report on Form 8-K, filed on August 12, 2024, which is incorporated herein by reference.

The August 9, 2024 Senior Secured Convertible Note

The August Note shall, unless converted or redeemed, mature on December 12, 2026, subject to the holder’s right to extend such date in certain circumstances. The August Note shall accrue interest at an annual rate equal to the Prime Interest rate plus 5% per annum which is payable monthly in cash or, upon the Company’s option, in securities of the Company provided certain conditions are met at the increased interest rate of the Prime Interest rate plus 8% per annum. The Company is required to pay a late charge of 18% per annum (“Late Charges”) on any amount of principal or other amounts that are not paid when due.

At any time after issuance, all amounts due under the August Note are convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) at the option of the Lender at a conversion price of $10.00 per share (the “Conversion Price”), subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. Upon the Lender’s conversion of the Note, the conversion amount shall be equal to the principal amount to be converted under the Note at a 15% premium plus any accrued and unpaid interest, and accrued and unpaid Late Charges on such principal and interest, if any (the “Conversion Rate”). From and after the occurrence of an event of default, each holder may alternatively elect to convert the August Notes into shares of our Common Stock at the “Alternate Conversion Price”, which is equal to the lowest of:

●	The Conversion Price then in effect; and

●	85% of the lowest volume weighted average price of our Common Stock during the 5 consecutive trading days immediately prior to the date on which we received written notice of such conversion from such holder.

The Conversion Price under the August Note is also subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the Common Stock issuable upon conversion of the August Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $2.00. The conversion price is also subject to a downward adjustment if the Company fails to satisfy certain performance conditions set forth in the Note.

The Company has the right, at any time, to redeem in cash all, or any portion, of the August Note at a 20% redemption premium to the greater of (a) on the amount then outstanding under the August Notes to be redeemed, and (b) the equity value of our Common Stock underlying the August Notes. The equity value of our common stock underlying the Notes is calculated using the greatest closing sale price of our Common Stock during the period immediately preceding the date of such redemption and ending on the date we make the required payment. Additionally, upon a change of control of the Company, each holder of August Note may require us to redeem in cash all, or any portion, of its Notes at a 25% redemption premium on the greater of (a) the face value of the August Notes, (b) the equity value of our Common Stock underlying the August Notes, and (c) the equity value of the change of control consideration payable to the holder of our common stock underlying such August Notes.

The August SPA provides further that the Security Agreement, the Registration Rights Agreement, and the Guaranty are amended so that such Agreements cover and are applicable to the August Note, as well as the December Note.

The foregoing summary of the August SPA and the August Note does not purport to be complete and is qualified in its entirety by reference to the actual agreements forms of which are filed as Exhibit 10.1 (the August SPA) and Exhibit 10.2 (the August Note) to the Company’s Current Report on Form 8-K, filed on August 12, 2024, and are incorporated herein by reference.

The August SPA also provided that in connection with the August Note, the Company will also issue to the Lender at no additional cost 300,000 shares of the Company’s common stock (the “Commitment Shares”) and a warrant to purchase 79,673 shares of the Company’s common stock at an exercise price of $11.50 per share (the “Common Share Warrant”).

The foregoing summary of the Common Share Warrant does not purport to be complete and is qualified in its entirety by reference to the actual agreement a form of which is filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 12, 2024, which is incorporated herein by reference.

Amendment to the A&R Asset Purchase Agreement

On August 11, 2024, the Company and BNMC Continuation Cars LLC and David W. Miller II (collectively the “Sellers”) entered into an Amendment (the “Amendment”) to the A&R Asset Purchase Agreement, pursuant to which the parties acknowledged that the Sellers have satisfied all conditions to the A&R Asset Purchase Agreement to fix the aggregate purchase price at $1,250,000 payable through the issuance of 1,250,000 shares of the Company’s common stock valued at $1.00 per share. Pursuant to the Amendment the Company will promptly issue the 1,250,000 shares of the Company’s common stock to David W. Miller II in full satisfaction of the Company’s obligation to pay the Purchase Price as set forth in the A&R Asset Purchase Agreement.

The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the actual Amendment, a copy of which is attached hereto as Exhibit 10.14, and is incorporated herein by reference.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, including the application of accounting policies for revenue recognition and inventory and technical accounting areas. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from January 1, 2024 through June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2023, in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended June 30, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated April 3, 2024, by and between ECD Automotive Design Inc., BNMC Continuation Cars LLC and David W. Miller II (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2024).
2.2	Amended and Restated Asset Purchase Agreement, dated April 24, 2024, by and between ECD Automotive Design Inc., BNMC Continuation Cars LLC and David W. Miller II (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.1	IP Assignment Agreement, dated April 24, 2024, by and between BNMC Continuation Cars LLC and David W. Miller II, as assignors, and ECD Automotive Design, Inc., as assignee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.2	Trademark License Agreement, dated April 24, 2024, by and between ECD Automotive Design, Inc., as licensor and BNMC Continuation Cars LLC and David W. Miller II, as licensees (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.3	Consulting Agreement, dated April 24, 2024, by and between ECD Automotive Design, Inc., as the company and BNMC Films LLC, as the contractor (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.4	Business Loan Agreement, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.5	Commercial Security Agreement, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.6	Promissory Note in the amount of $1,500,000, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.7	Investor Relations Consulting Agreement, dated February 13, 2024, among MZHCI, LLC and ECD Automotive Design, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.8	Marketing Services Agreement, dated June 11, 2024 among Outside The Box Capital Inc. and ECD Automotive Design, Inc. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.9	Form of Securities Purchase Agreement, dated August 9, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.10	Form of Senior Secured Convertible Note, dated August 9, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.11	Form of Common Share Warrant, dated August 9, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.12	Subscription Agreement, dated August 8, 2024 by and between ECD Automotive Design, Inc. and Theodore Duncan(incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.13	Warrant Agreement, dated August 8, 2024 by and between ECD Automotive Design, Inc. and Theodore Duncan(incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.14*	Amendment, dated August 11, 2024, to the Amended and Restated Asset Purchase Agreement, dated April 24, 2024, by and between ECD Automotive Design Inc., BNMC Continuation Cars LLC and David W. Miller II.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2024

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

SIGNATURE	TITLE	DATE

/s/ Scott Wallace	Chief Executive Officer and Director (principal executive officer)	August 19, 2024
Scott Wallace

/s/ Raymond Cole	Chief Financial Officer (principal financial and accounting officer)	August 19, 2024
Raymond Cole

/s/ Emily Humble	Chief Product Officer and Director	August 19, 2024
Emily Humble

/s/ Thomas Humble	Chief Experience Officer and Director	August 19, 2024
Thomas Humble

/s/ Patrick Lavelle	Director	August 19, 2024
Patrick Lavelle

/s/ Robert Machinist	Director	August 19, 2024
Robert Machinist

/s/ Benjamin Piggott	Director	August 19, 2024
Benjamin Piggott

/s/ Thomas Wood	Director	August 19, 2024
Thomas Wood