Form 10-K/A
period 2023-12-31
ECD Automotive Design, Inc.
filed 2025-02-19
CIK 1922858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of February 14, 2025, there were a total of 35,149,663 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

ECD Automotive Design, Inc (the “Company,” “ECD,” “we,” “us,” or “our), formerly known as EF Hutton Acquisition Corporation I (“EFHAC”) (the Company) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2024 (the “Original Form 10-K”) to restate our consolidated financial statements, including the notes thereto, for the fiscal years ended December 31, 2023 and 2022, to include the Report of Independent Registered Public Accounting Firm prepared by Barton CPA PLLC (“Barton”), and to make certain other changes as described herein.

Restatement Background

Barton was engaged by the Audit Committee of our Board of Directors (the “Audit Committee”) to be the our independent registered public accounting firm as a result of the SEC’s order on May 3, 2024 suspending our prior independent registered public accounting firm, BF Borgers CPA PC, from appearing and practicing as an accountant before the SEC. The Audit Committee engaged Barton to re-audit our financial statements for the two fiscal years ended December 31, 2023 included in the Original Form 10-K (the “Previously Issued Financial Statements”). In connection with Barton’s audit, we identified certain accounting errors relating to the presentation, timing, omission and classification of a number of items in the Previously Issued Financial Statements. Following discussions with our management and Barton, the Audit Committee determined that our Previously Issued Financial Statements will be restated to make the required corrections, necessary to comply with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) as further described below.

The restated and re-audited consolidated financial statements (the “Restated Audited Financial Statements”) update and revise items in the Original Form 10-K, including:

●	Accounts Receivable, Deferred Revenue, and Revenue – a reconciliation of customer accounts and revenue cut-off caused adjustments to these accounts related to the timing of revenue recognition.

●	Inventory – Reconciliation of inventory resulted in a reduction of inventory primarily related to (1) a write off of shipping and consumables, (2) decrease in inventory overhead allocation to inventory and (3) a cut-off adjustment for finished goods inventory.

●	Resale Commissions income – Resale commissions income represents the commissions earned on vehicles that are traded in and resold by the Company. A reconciliation of customer accounts caused a decrease to resale commissions income.

●	Accrued and other liabilities– certain accruals were adjusted based on better information being received at the time of the re-audit.

●	The restatement also includes corrections for other errors identified as immaterial, individually and in the aggregate, to our consolidated financial statements.

For additional details of each line change, please refer to the section named “Restatement of Previously Issued Financial Statements as of and for the Fiscal Years Ended December 31, 2023 and 2022” in Note 2 Correction of Previously Issued Financial Statements.

We have concluded that in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 and 2022. For a discussion of our disclosure controls and procedures, internal controls over financial reporting, the material weaknesses identified, and remediation plans, see Part II, Item 9A, “Controls and Procedures” of this Amendment.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

We have added a new Recent Developments section at the end of Part I, Item 1. Business to disclose events that have occurred after December 31, 2023.

In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

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

We target high net worth individuals, who have large amounts of discretionary income and who tend to be less sensitive to underlying economic cyclicality, providing them with a one-of-a kind luxury automotive design experience for each of our unique custom builds. We generate our revenue primarily from the direct sales of customized vehicle, as well as by providing repair or upgrade services to customers. We also generate revenue from the sale of extended warranties and, occasionally, we also earn commissions on the resale of used vehicles. We had total revenue of $19.5 million, $9.6 million for the years ended December 31, 2023 and 2022, respectively. Additionally, we had a net loss $1.2 million and $2.4 million for the years ended December 31, 2023 and 2022 respectively. In 2023, we delivered a 23.2% gross margin, substantially higher than the mass market automobile industry average of 17.3% (see Bloomberg and S&P CapIQ Pro as of March 3, 2022), and on par with other luxury car manufacturers such as Aston Martin, BMW, Mercedes and Porsche, who had gross margins of 32.6%, 18.4%, 21.8% and 28.0%, respectively. When our anticipated third production line is operating at full capacity (see “Information About ECD–Our Business–Our Strengths”), our target is to have total annual revenues of between $70.0 million and $80.0 million, and a gross margin between 35.0% and 40.0%.

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

Recent Developments

ECD’s Nasdaq Listing

As previously disclosed in ECD’s Current Report on Form 8-K filed on February 16, 2024, on February 14, 2024, ECD received a notice (the “February Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company’s listed securities failed to comply with the $50,000,000 market value of listed securities (“MVLS”) requirement for continued listing on The Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(2)(A).

As previously disclosed in ECD’s Current Report on Form 8-K filed on March 8, 2024, on March 7, 2024, ECD received another Notice from Nasdaq, stating that the Company’s listed securities failed to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $15,000,000 which is a requirement for continued listing on The Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(2)(C).

On August 13, 2024, ECD received a delisting notice from Nasdaq stating that ECD had not regained compliance with the Nasdaq Listing Rule 5450(b)(2)(A) as of August 12, 2024. ECD requested an appeal of the delisting determination before the Nasdaq Hearings Panel (the “Panel”) which stayed any suspension or delisting of ECD’s securities pending the hearing before the Panel that was scheduled for September 26, 2024.

As previously disclosed in ECD’s Current Report on Form 8-K filed on September 16, 2024, on September 11, 2024, ECD received a notice that Nasdaq approved ECD’s application to list its shares of common stock on the Nasdaq Capital Market. ECD securities commenced trading on the Nasdaq Capital Market at the opening of business on September 13, 2024, and the August 13, 2024 delisting notice and the pending the hearing before the Panel have been withdrawn and cancelled as moot.

As previously disclosed in ECD’s Current Report on Form 8-K filed on December 11, 2024, on December 6, 2024, ECD received a notice (the “December Notice”) from Nasdaq notifying the Company that, because the Company is delinquent in filing its Form 10-Q for the quarter ended September 30, 2024, the Company no longer complies with Nasdaq Listing Rule 5250(c)(1) which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC. The Notice provided that the Company shall have 60 calendar days to submit a plan to regain compliance with the Listing Rule, and if Nasdaq accepts the Company’s plan, Nasdaq can grant the Company an exception of up to 180 calendar days from the Filing’s due date, or until May 19, 2025, to regain compliance with the Listing Rule. ECD is diligently working to complete its Form 10-Q for the quarter ended September 30, 2024, and expects to complete and file the Form 10-Q for the quarter ended September 30, 2024 with the SEC to regain compliance with the Listing Rule prior to the expiration of the 60 day period. By letter, dated January 31, 2025, ECD provided Nasdaq a plan to regain compliance with the Listing Rule and requested Nasdaq to grant ECD an exception until May 19, 2025 to regain compliance with the Listing Rule. ECD is currently waiting for Nasdaq’s response to the January 31, 2025 letter.

As previously disclosed in ECD’s Current Report on Form 8-K filed on February 7, 2025, ECD received a notice on February 5, 2025 (the “February 2025 Notice”) from Nasdaq notifying the Company that the Company’s common stock failed to maintain a minimum bid price of $1 per share, based upon the closing bid price for the last 30 consecutive business days. Accordingly the Company failed to comply with Rule 5550(a)(2) the Nasdaq Listing Rules (the “Rules”). The February 2025 Notice has no immediate effect on the listing of the Company’s common stock on Nasdaq. Rule 5810(c)(3)(A) provides the Company a compliance period of 180 calendar days, or until August 4, 2025, in which to regain compliance. If at any time during this 180 day period the closing bid price of the Company’s common stock is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide the Company written confirmation of compliance with the Rules and this matter will be closed. If the Company does not regain compliance within the compliance period, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that the Company’s securities will become subject to delisting. In such event, Nasdaq rules would permit the Company to appeal the decision to reject any delisting determination to a Nasdaq Hearings Panel.

Brand New Muscle Car Acquisition

On April 3, 2024, ECD entered into an Asset Purchase Agreement (the “BNMC APA”) with BNMC Continuation Cars LLC, an Oklahoma limited liability company and David W. Miller II (collectively the “Sellers”), pursuant to which the Company agreed to purchase certain assets relating to vehicle builds, including the trademark “Brand New Muscle Car,” from the Sellers in exchange for $1.5 million (the “Purchase Price”). The BNMC APA is attached hereto as Exhibit 2.4.

As previously disclosed in ECD’s Current Report on Form 8-K filed on April 30, 2024, on April 24, 2024, ECD entered into an Amended and Restated Asset Purchase Agreement (the A&R Asset Purchase Agreement”) with Sellers, pursuant to which the Company agreed to purchase certain assets relating to vehicle builds, including the trademark “Brand New Muscle Car” (the “Purchased Assets”) from Sellers in exchange for up to $1.25 million. The price for the Purchased Assets under the A&R Asset Purchase Agreement shall be equal to $950,000 plus up to an additional $300,000, in increments of $100,000, for each new vehicle build the Sellers can refer to the Company that are actually accepted by the Company on or before June 24, 2024 (the “A&R Purchase Price”). The A&R Purchase Price will be paid to Seller by the issuance of such number of shares of Common Stock equal to (a) the A&R Purchase Price divided by (b) the closing price of the Common Stock on the five month anniversary of the closing date (the “Consideration Shares”). The A&R Purchase Price will be paid by the Company to the Sellers by the issuance of the Consideration Shares within three (3) business days of the five month anniversary of the closing date. The closing of the transactions contemplated by A&R Asset Purchase Agreement are subject to customary representations, warranties, covenants and closing conditions.

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

The foregoing description of the A&R Asset Purchase Agreement, the IP Assignment Agreement, the Trademark License Agreement, the Consulting Agreement and the transactions and documents contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the A&R Asset Purchase Agreement, filed as Exhibit 2.5 hereto and incorporated herein by reference, the IP Assignment Agreement, filed as Exhibit 10.26 hereto and incorporated herein by reference, the Trademark License Agreement, filed as Exhibit 10.27 hereto and incorporated herein by reference, and the Consulting Agreement, filed as Exhibit 10.28 hereto and incorporated herein by reference.

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

The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the actual Amendment, a copy of which is attached hereto as Exhibit 10.41, and is incorporated herein by reference.

Investor Relations and Marketing Services Agreements

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

The foregoing description of the MZ Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the MZ Agreement, which is attached hereto respectively as Exhibit 10.32.

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

The foregoing description of the MS Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the MS Agreement, which is attached hereto respectively as Exhibit 10.33.

Floor Loan

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

The foregoing description of the loan agreement and security agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Loan Agreement, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco, the Commercial Security Agreement, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco and the Promissory Note in the amount of $1,500,000, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco, copies of which are incorporated by reference and attached hereto, respectively, as Exhibits 10.29, 10.30 and 10.31.

Black Dog Traders Agreements

On June 4, 2024, ECD entered into agreements with Black Dog Traders to produce branded classic Toyota FJ SUVs. Black Dog Traders specializes in customizing and modernizing Toyota Land Cruisers. Tailor-made in Dallas Texas to go anywhere and do anything. The perfect blend of classic and modern, with an emphasis on performance and comfort. For more information, visit www.blackdogtraders.com.

On June 4, 2024, ECD entered into a strategic partnership agreement (the “Black Dog Agreement”) with DOJA, LLC (the “Representative”), pursuant to which the Representative is engaged to refer potential clients to ECD who are interested in purchasing certain vehicles, and the Representative grants to ECD an exclusive, revocable, non-transferable, non-sublicensable license, with the right to use the mark “BLACK DOG TRADERS” (the “Mark”) solely with respect to certain vehicles, and also the right of first refusal to hold an exclusive license to use the Mark in connection with any automobiles other than those certain vehicles. The Representative shall receive a fee in connection with each of the following: (i) ECD’s sale of certain vehicles to a customer as a result of the Representative’s referral, or (ii) ECD’s sale of certain vehicles if such vehicles are branded with the Mark but where the Representative did not make the referral.

On June 4, 2024, ECD entered into a consulting agreement (“Black Dog Consulting Agreement”) with Austin R. Peterson, founder and owner of Black Dog Traders, pursuant to which Austin R. Peterson shall provide consulting services, and ECD shall pay Austin R. Peterson in the amount of $15,000 per month.

The foregoing summary of the Black Dog Agreement and the Black Dog Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the actual Black Dog Agreement and the Black Dog Consulting Agreement, a copy of which is attached hereto as Exhibit 10.34 and Exhibit 10.35, respectively, and is incorporated herein by reference.

Private Sales of Securities

As previously disclosed in ECD’s Current Report on Form 8-K filed on January 16, 2024, on January 11, 2024, ECD and Benjamin Piggott entered into a securities subscription agreement (the “January 2024 Subscription Agreement”), pursuant to which ECD issued and sold in a private transaction 25,000 shares of Common Stock to Benjamin Piggott at a price of $10.00 per share or an aggregate purchase price of $250,000.00. A copy of the January 2024 Subscription Agreement is attached hereto as Exhibit 10.13.

As previously disclosed in ECD’s Current Report on Form 8-K filed on August 12, 2024, on August 8, 2024, ECD and Theodore Duncan entered into a securities subscription agreement (the “August 2024 Subscription Agreement”), pursuant to which ECD issued and sold in a private transaction 1,000,000 shares of Common Stock and a warrant agreement to purchase 100,000 shares of Common Stock at an exercise price of $0.01 per share (the “Warrant Agreement”) to Theodore Duncan for an aggregate purchase price of $1,000,000. The foregoing summary of the August 2024 Subscription Agreement and the Warrant Agreement does not purport to be complete and is qualified in its entirety by reference to the actual agreements which are filed hereto as Exhibit 10.30 and Exhibit 10.31, and are incorporated herein by reference.

Additional Financings from Defender SPV LLC

As previously disclosed in ECD’s Current Report on Form 8-K filed on August 12, 2024, as amended on August 16, 2024, on August 9, 2024, ECD entered into a securities purchase agreement (the “August SPA”) with Defender SPV LLC (the “Lender”) pursuant to which the Lender agreed to waive the pre-existing events of default that occurred under the December Note and the Company Preferred Stock and the Company agreed to execute and deliver to the Lender a senior secured convertible note (the “August Note”), in exchange for a loan in the principal amount of $1,154,681. The foregoing summary of the August SPA and the August Note does not purport to be complete and is qualified in its entirety by reference to the actual agreements forms of which are filed hereto as Exhibit 10.38 and Exhibit 10.39, and are incorporated herein by reference.

The August SPA also provides that in connection with the August Note, the Company will also issue to the Lender at no additional cost 300,000 shares of Common Stock and a warrant to purchase 79,673 shares of Common Stock at an exercise price of $11.50 per share (the “Common Share Warrant”). A copy of the Common Share Warrant is attached hereto as Exhibit 10.40.

As previously disclosed in ECD’s Current Report on Form 8-K filed on January 14, 2025, on January 8, 2025, the Company entered into a securities purchase agreement (the “January 2025 SPA”) with the Lender pursuant to which the Lender agreed to waive the pre-existing events of default that occurred under the August Note and the Company Preferred Stock and the Company agreed to execute and deliver to the Lender a senior secured convertible note (the “January 2025 Note”), in exchange for a loan in the principal amount of $1,724,100. The foregoing summary of the January 2025 SPA and the January 2025 Note does not purport to be complete and is qualified in its entirety by reference to the actual agreements forms of which are filed hereto as Exhibit 10.46 and Exhibit 10.47, and are incorporated herein by reference.

The January 2025 SPA also provides that in connection with the January 2025 Note, the Company will also issue to the Lender at no additional cost 500,000 shares of Common Stock and a warrant, dated January 13, 2025, to purchase 398,364 shares of Common Stock at an exercise price of $11.50 per share (the “Common Share Warrant”). A copy of the form of Common Share Warrant is attached hereto as Exhibit 10.48.

In connection with the January 2025 SPA, on January 13, 2025, the Company and the Lender entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Lender has been granted certain customary registration rights with respect to (i) the Commitment Shares and (ii) the shares of Common Stock underlying (x) the January 2025 Note and (y) the Common Share Warrant (collectively, the “Registrable Securities”). Pursuant to the Registration Rights Agreement, the Company has agreed to file a registration statement with the SEC to register the Registrable Securities within 45 days after the closing of the transaction and to have such registration statement effective within 90 days of such closing.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Registration Rights Agreement which is attached hereto as Exhibit 10.49 and is incorporated herein by reference.

Black Bridge Referral Agreement

On August 22, 2024, ECD entered into a referral agreement (the “Black Bridge Referral Agreement”) with Black Bridge Motors, LLC (“Black Bridge) to produce branded classic Land Rover Defender SUVs at ECD’s Kissimmee, Florida facility. Black Bridge offers re-engineered solutions to classic car ownership that provides a modern driving experience while retaining the vehicle's iconic design. For more information, visit www.blackbridgemotors.com.

Pursuant to the Black Bridge Referral Agreement, Black Bridge is engaged to refer potential clients to ECD who are interested in purchasing certain vehicles, and Black Bridge grants to ECD an exclusive, revocable, non-transferable, non-sublicensable license, with the right to use its branding, subject to terms in the Black Bridge Referral Agreement. During the term of the Black Bridge Referral Agreement, Black Bridge shall receive a fee in connection with ECD’s sale of vehicles to a customer as a result of the Black Bridge’s referral, as follows: (i) for the first 5 referred vehicles sold.ECD shall pay a fee equal to 5% of the vehicle sales price; (ii) for the next 6-10 referred vehicles sold.ECD shall pay a fee equal to 7.5% of the vehicle sales price and (iii) for all referred vehicles sold after the first 10 referred vehicles sold, ECD shall pay a fee equal to 10% of the vehicle sales price.

The foregoing summary of the Black Bridge Referral Agreement does not purport to be complete and is qualified in its entirety by reference to the actual Black Bridge Referral Agreement, a copy of which is attached hereto as Exhibit 10.42, and is incorporated herein by reference.

Officer and Director Resignations and Appointments

As previously disclosed in ECD’s Current Report on Form 8-K filed on September 20, 2024, on September 16, 2024, ECD received the resignation of Raymond Cole as Chief Financial Officer of the Company effective immediately. Mr. Cole’s resignation was due to personal reasons and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On the same date, Mr. Benjamin Piggott was appointed as the Company’s Chief Financial Officer by the Company’s board of directors (the “Board”). A copy of Mr. Piggott’s employment agreement is attached hereto as Exhibit 10.24.

In conjunction with the appointment of Mr. Piggott as CFO, on September 16, 2024, Mr. Piggott and Thomas Humble both resigned from their positions as members of the Board. Prior to his resignation, Mr. Piggott served as the Chairman of the Board and a member of the Company’s Audit Committee, Compensation Committee and Nominating Committee. Mr. Humble did not serve on any committees of the Board. The resignations of Mr. Piggott and Mr. Humble from the Board were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Additionally, on September 16, 2024, the Company’s Chief Executive Officer, Scott Wallace, was appointed as the Chairman of the Board.

As previously disclosed in ECD’s Current Report on Form 8-K filed on December 11, 2024, on November 11, 2024, Keven Kastner (“Mr. Kastner”) started working for ECD as the Chief Revenue Officer. The Company and Mr. Kastner entered into an employment agreement, dated December 9, 2024, for a term of one year (the “Employment Agreement”). The Employment Agreement is attached hereto as Exhibit 10.25. Mr. Kastner will be tasked with driving sales and price point growth through new market channels for the Company. Mr. Kastner will also be responsible for managing all aspects of the revenue stream within the organization, with the aim of meeting or exceeding annual projections. No family relationships exist between Mr. Kastner and any of the Company’s directors or other executive officers.

Agreement with One Drivers Club

As previously disclosed in ECD’s Current Report on Form 8-K filed on December 6, 2024, on December 3, 2024, ECD announced that it entered into agreements One Drivers Club in furtherance of the ECD’s retail strategy. Specifically, on November 14, 2024, ECD entered into a Strategic Partnership Agreement (the “ODC Agreement”) and a Usage Agreement (the “Usage Agreement”) with Member Hubs Palm Beach, LLC (“One Drivers Club”) to launch ECD’s first retail showroom in West Palm Beach, Florida. One Drivers Club is the premier destination for automotive enthusiasts who view their vehicles as not just machines, but drivers of their lifestyles. With facilities located in Bedford, NY, Chicago, IL, West Palm Beach, FL, and Seattle WA, One Drivers Club redefines luxury car care through unparalleled concierge storage and full-service collection management. Beyond exceptional car care, One Drivers Club is a community-a place where like-minded drivers connect over shared passions and Members celebrate the art and prestige of driving, collecting, and owning remarkable vehicles. The ODC Agreement, entitles ECD to use a portion of One Drivers Club’s facility in West Palm Beach, Flordia (the “ODC Premises”) for the operation of an ECD showroom for ECD vehicles and sale of ECD vehivles, subject to the terms of the Usage Agreement. Pursuant to the ODC Agreement, One Drivers Club grants to ECD a non-exclusive, royalty-free, fully paid up, non-transferable and terminable right and license to use the marks designated by One Drivers Club, and ECD grants to One Drivers Club, a non-exclusive, royalty-free, fully paid up, non-transferable and terminable right and license to use the marks designated by ECD, for the limited purpose of the operation of the ECD showroom and for the limited purpose of the operation of the ECD showroom and advertisement of ECD and the ECD Automobiles. Pursuant to the Usage Agreement, (i) ECD shall pay One Drivers Club base rent of $225,000 per annum payable monthly, subject to 4% annual increases for each subsequent year for use of the ODC Premises; (ii) for a term of five (5) years; (iii) One Drivers Club, at ECD’s cost and expense, shall complete the interior build-out (“Build-Out”) of the ODC Premises in accordance with the plans and subject to the terms set forth in the Usage Agreement; (iv) upon the completion of the demolition of the ODC Premises in connection with the Build-Out (the “Deposit Date”), ECD shall issue One Drivers Club 725,000 unrestricted shares of ECD capital stock (the “ODC Shares”); provided, however, that if the value of the ODC Shares is less than $500,000 as of 5:00 pm ET on the Deposit Date, ECD shall issue to One Drivers Club that certain number of additional unrestricted shares of ECD capital stock such that the aggregate value of the ODC Shares together with the additional unrestricted shares of ECD capital stock is equal to or greater than $500,000; and (v) ECD shall deposit with One Drivers Club $125,000 (the “Build-Out Deposit”) in cash. The Build-Out Deposit shall be held in a non-interest bearing segregated account and shall be utilized to satisfy any outstanding Build-Out payment obligations incurred by One Drivers Club not first satisfied from the sale of the ODC Shares and upon the completion of the Build-Out, as reasonably determined by ECD, and the satisfaction of all Build-Out payment obligations, One Drivers Club shall return the balance of the Build-Out Deposit, if any, to ECD.

The foregoing summaries of the ODC Agreement and Usage Agreement do not purport to be complete and is qualified in its entirety by reference to the actual ODC Agreement and Usage Agreement, a copies of which are attached hereto as Exhibits 10.43 and 10.44, and are incorporated herein by reference.

Relationship with Ten Easy Street

On December 12, 2024, ECD signed with Ten Easy Street of Nantucket (“TES”), a concept showroom, showhouse and gathering space, to expand ECD’s retail presence and showcase its one-of-one vehicles as part of their curated creative lifestyle brands, furnishings and social opportunities.

TES has agreed to showcase the Company’s custom vehicles in the designated parking spots located at TES from April 1, 2025 to December 31, 2025 (the “Showcase Term”). The Company will pay TES $75,000 for the Showcase Term. TES will also promote the Company’s vehicles on all marketing channels during the Showcase Term the Company will provide TES with an affiliate link that corresponds to the vehicles shown on TES’s platform. TES will receive $5,000 for all sales made through the affiliate link.

The foregoing summary of the Ten Easy Street Agreement does not purport to be complete and is qualified in its entirety by reference to the actual Ten Easy Street Agreement, a copy of which is attached hereto as Exhibit 10.45, and is incorporated herein by reference.

Annual Stockholders Meeting

On December 27, 2024, ECD held its 2024 annual meeting of stockholders (the “Annual Meeting”). On November 27, 2024, the record date for the Annual Meeting, there were 36,199,662 shares of common stock of the Company entitled to be voted at the Annual Meeting, 21,334,357 shares of common stock of the Company or 58.94 % of which were represented in person or by proxy. The Incentive Plan Amendment Proposal to approve an amendment to the Company’s 2023 Equity Incentive Plan to increase the number of shares of common stock reserved under the Plan from 400,000 shares to 2,500,000 shares, the Director Proposal to elect Robert Machinist and Patrick Lavelle as the Class I directors to serve until the 2027 annual meeting and until his respective successor has been duly elected and qualified or until his earlier resignation, removal or death, and the Auditor Ratification Proposal to ratify the appointment of Barton CPA PLLC, as the Company’s independent registered public accounting firm for the year ending December 31, 2024 were approved by the stockholders at the Annual Meeting. The results of the ECD’s Annual Meeting were previously reported in ECD’s Current Report on Form 8-K filed on December 30, 2024,

ITEM 1A. RISK FACTORS.

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

On February 14, 2025, the last reported sales price of our Common Stock was $0.889 and the exercise price per share of the Warrants is $11.5. The exercise price of the Warrants is significantly higher than the current market price of our Common Stock and accordingly, it is highly unlikely that Warrant holders will exercise their Warrants in the foreseeable future. Cash proceeds associated with the exercises of the Warrants are dependent on our stock price and given the recent price volatility of our Common Stock and relative lack of liquidity in our stock, there is no certainty that warrant holders will exercise their warrants and, accordingly, we may not receive any cash proceeds in relation to our outstanding Warrants. In addition, the trading volumes in shares of the Company Common Stock may fluctuate and cause significant price variations to occur. There can be no assurance that the market prices of shares of the Company Common Stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

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

As of February 14, 2025, we had approximately 35,149,662 outstanding shares of Common Stock and 25,000 shares of Preferred Stock. We also had outstanding Warrants to purchase 11,757,500 shares of our Common Stock, Common Shares Warrants to purchase 1,091,525 shares of Common Stock and Preferred Shares Warrants to purchase 15,819 shares of our Preferred Stock. On February 14, 2025, the closing price on Nasdaq for our Common Stock was $0.889 and for our Public Warrants was $0.03.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock and our Warrants are listed on the Nasdaq Global Market, under the symbols “ECDA” and “ECDAW,” respectively. As of February 6, 2025, the closing sale price of our Common Stock and the closing sales price of our Public Warrants were $0.91 and $0.03, respectively.

Number of Holders of our Common Stock

As of February 6, 2025, there were 32 holders of record of our Common Stock and 7 holders of record of our Public Warrants. In computing the number of holders of record of our common stock and warrants, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Business Overview and Strategy

ECD is an award winning, custom-car builder with a focus on British classic vehicles. We provide clients a one-of-a kind immersive luxury automotive design experience for each of its unique custom builds, where customers may design every aspect of the vehicle. In sequence, our highly trained technicians, master-certified ASE craftsmen, hand-built, from the ground up, in 2,200 man-hours , a completely restored vehicle, replacing substantially its every single component– customizing the engine, the color, the seating, the stitching, the electronics and the cosmetic finishes. All elements of the process are completed in-house. We primarily earn our revenue from the sale of the customized vehicle directly to the customer, as well as by providing repair or upgrade services to customers, and from the sale of extended warranties. Occasionally we earn commissions on resale of used vehicles. Our revenues, net, were $19.5 million and $9.6 million for the years ended December 31, 2023 and 2022, respectively. We had net loss of $1.1 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively.

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

Our headquarters, known as the “Rover Dome,” is a 100,000-square-foot facility located in Kissimmee, FL, where as of December 31, 2023, 89  employees were located, including 72 talented craftsmen and technicians, who hold a combined 69 National Institute for ASE and 4 master level certifications. ECD, by means of ECD UK, operates a logistics center in the United Kingdom where its professionals work to source and transport over-25-year-old work vehicles back to the United States for restoration.

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

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	For the year ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Net loss	$(1,178,906)	$(2,439,538)
Excluding:
Interest expense, net	653,429	19,000
Income tax (benefit) expense	838,055	-
Other income, net	65,949	3,874
Depreciation and amortization	148,763	58,892
Transaction costs	1,285,000	-
Adjusted EBITDA	1,812,290	(2,357,772)

Adjusted EBITDA increased $4.2 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The primary driver for this was a significant improvement in our gross margins for Builds. This increase in gross profit was driven by the increase in average selling price per vehicle by $24,697 representing over 60% of the gross profit increase. Also attributing to the gross profit improvement was a decrease in cost of materials and production efficiencies.

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

Cost of Goods Sold

Our cost of goods sold primarily consists of cost of materials, labor costs, shipping and freight, customs and duty, outside services, an allocation of overhead expenses, as well as tools and supplies used in the manufacturing facility. Labor costs are tracked by direct labor, warranty labor, and quality control labor.

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

	For the years ended December 31,		Variance	Variance
	2023	2022	($)	(%)
	As restated	As restated
Revenue, net	$19,492,606	$9,617,929	$9,874,677	102.7%
Cost of goods sold	14,969,683	8,652,975	6,316,708	73.0%
Gross profit	4,522,923	964,954	$3,557,969	368.7%

Operating expenses:
Sales and marketing expenses	641,831	405,446	236,385	58.3%
General and administrative expenses	5,144,601	3,090,424	2,054,177	66.5%
Provision for credit losses	123,562	15,000	108,562	723.7%
Depreciation and amortization expenses	148,763	58,892	89,871	152.6%
Total operating expenses	6,058,757	3,569,762	2,488,995	69.7%

Loss from operations	(1,535,834)	(2,604,808)	1,068,974	(41.0)%

Other income (expense):
Interest expense, net	(653,429)	(19,000)	(634,429)	3,339.1%
Loss on sale of asset	-	(112,792)	112,792	(100)%
Resale commissions income (expense)	106,353	300,936	(194,583)	(64.7)%
Other income (expense)	65,949	(3,874)	69,823	(1,802.3)%
Total other (loss) income	(481,127)	165,270	(646,397)	(391.1)%
Loss before income taxes	(2,016,961)	(2,439,538)	422,577	(17.3)%
Income tax benefit	838,055	-	838,055	100%

Net loss	$(1,178,906)	$(2,439,538)	$1,260,632	(51.7)%

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Continuing Operations

The tables presented in this section set forth, for the periods indicated, certain Statement of Operations data for the years ended December 31, 2023, and December 31, 2022.

Net Revenue by Product Category

The following table summarizes the Company’s net revenues disaggregated by product category:

	Year Ended December 31,
	2023	2022	Change	Change %
	As Restated	As Restated
Parts	$41,341	$98,694	$(57,353)	(58.1)%
Builds	19,317,837	9,345,535	9,972,302	106.7%
Service	30,950	31,469	(519)	(1.6)%
Warranty	102,478	142,231	(39,753)	(27.9)%
Total revenues, net	$19,492,606	$9,617,929	$9,874,677	102.7%

Vehicle builds represented 99.1% of the revenue for the year ended December 31, 2023, compared to 97.2% for the year ended December 31, 2022, and increased $9,874,677 for the year ended December 31, 2023, as compared to the prior year. The primary driver of the revenue increase for the year ended December 31, 2023 compared to the prior year was the increase in average selling price per vehicle by $25,075 and increased production due growth in underlying demand for the company’s products. The increased average selling price contributed $1,386,397 to the increase in revenue and the increase in production contributed $1,478,541 to the increase in revenue.

Parts, service, and warranty represent a small portion of our revenue. Those categories combined represented 0.9% of the revenue for the year ended December 31, 2023, compared to 2.8% for the year ended December 31, 2022, a decrease of $97,625 for the year ended December 31, 2023, as compared to the year ended December 31, 2022.

Gross Profit and Gross Margin Percentage

	Year Ended December 31,
	2023	2022	Change	Change %
Parts	$33,408	89,647	(56,239)	(62.7)%
	80.8%	90.8%	-98.1%
Builds	4,705,850	1,084,584	3,621,266	333.9%
	24.4%	11.6%	36.3%
Service	(38,663)	(89,035)	50,372	(56.6)%
	(124.9)%	(282.9)%	(9,705.6)%
Warranty	(177,672)	(120,242)	(57,430)	47.8%
	(173.4)%	(84.5)%	144.5%
Total Gross Profit	$4,522,923	964,954	3,557,969	368.7%
	23.2%	10.0%	36.0%

Parts Gross margins decreased as a result of lower sales and product mix as the company focused on building vehicles than selling parts.

Gross margins in the Builds category increased by 333.9% during the year ended December 31 2023, compared to the year ended December 31, 2022, due to a decrease in per truck material costs, and efficiencies in the build process. The primary driver of the increase in gross profit was the increase in average selling price per vehicle by $24,697 from enhanced upgrades representing over 60% of the gross profit increase. Also attributing to the gross profit improvement was a decrease in cost of materials and production efficiencies .

Gross margins  in the Warranty category for the full year, 2023 decreased as compared to full year, 2022, mostly attributable to a 27.9% decrease in warranty revenue.

Operating Expenses

	Year Ended December 31,
	2023	2022	Change	Change %
	As restated	As restated
Operating expenses:
Sales and marketing expenses	$641,831	$405,446	$236,385	58.3%
General and administrative expenses	5,144,601	3,090,424	2,054,177	66.5%
Provision for credit losses	123,562	15,000	108,562	723.7%
Depreciation and amortization expenses	148,763	58,892	89,871	152.6%
Total operating expenses	$6,058,757	$3,569,762	$2,488,995	69.7%

The Company experienced an overall increase in operating expenses of $2,488,995 for the year ended December 31, 2023, as compared to the year ended December 31, 2022.

For the year ended December 31, 2023, selling and marketing expenses increased $236,385, compared to the year ended December 31, 2022. This increase was primarily attributable to an increased volume of advertising and printing as the Company increased its advertising, promotions, and social media presence in response to higher online traffic as well as due to the increased price of web advertising compared to the prior year.

General and administrative expenses increased $2,054,177 during the year ended December 31 2023, as compared to the year ended December 31, 2022. The primary driver for the increase in general and administrative expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was due to the growth and expansion of our operations as well as costs related to being a public company, specifically, approximately $950,000 of legal and accounting fees related to the Merger. Other increases were related to an increase in office salaries of $800,000, higher occupancy costs of approximately $95,000, and an increase in insurance expense of approximately $109,000 increased general and administrative expenses. We expect to invest in our corporate organization and incur additional expenses associated with transitioning to, and operating as, a public company, including increased legal, audit, tax and accounting costs, investor relations costs, higher insurance premiums and compliance costs. As a result, we expect that general and administrative expenses will increase in absolute dollars in future periods but decline as a percentage of total revenue over time. Our inability to scale our expenses could negatively impact profitability.

For the year ended December 31, 2023, provision for credit losses increased $108,562, as compared to the year ended December 31, 2022.

For the year ended December 31, 2023, depreciation expense increased $89,871, as compared to the year ended December 31, 2022. This increase was primarily due to additional depreciation related to the buildout costs for the new Kissimmee facility.

Other (Expense)Income

	Year Ended December 31,
	2023	2022	Change	Change %
	As restated	As restated
Interest expense	$(653,429)	$(19,000)	$(634,429)	3,339.1%
Loss on sale of asset	-	(112,792)	112,792	(100.0)%
Resale commissions income	106,353	300,936	(194,583)	(64.7)%
Other income (expense)	65,949	(3,874)	69,823	(1,802.3)%
Total other (loss) income	$(481,127)	$165,270	$(646,397)	(391.1)%

For the year ended December 31, 2023, there was an decrease in resale commission income of $194,583 as compared to the year ended December 31, 2022, due to an decrease in trade in vehicles for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

For the year ended December 31, 2023, other income, net increased $69,823, as compared to the year ended December 31, 2022, due to interest income and sponsorship income.

 For the year ended December 31, 2023, the Company recognized a deferred tax asset resulting in deferred tax income of $438,002, as compared to the year ended December 31, 2022.

Liquidity and Capital Resources

Uses and Availability of Funds

Our primary sources of funds are customer deposits, collections of deferred revenue, and proceeds from loan payable. The Company relies on customer deposits to fund working capital requirements. Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives from 25% to 50% of the total consideration of the contract, except for upgrades, from its customers as acceptance of contract, which are initially recorded in customer deposits, and are recognized as net revenue when the products are titled or delivered. As of December 31, 2023, the Company had customer deposits in the amount of $8,326,469 and deferred revenue in the amount of $7,864,392. In addition to the customer deposits, as of December 31, 2023, the Company had $11,207,608 of contract consideration allocated to a performance obligation not yet completed, and deferred revenue for vehicles that were completed, but title had not been transferred to the customer as of December 31, 2023.

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

Cash Flows

Cash flows for the year ended December 31, 2023 and 2022

As of December 31, 2023, we had a working capital deficit of $1,957,784, which includes cash and cash equivalents of $8,134,211, compared with a working capital deficit of $6,465,694 at December 31, 2022, which included cash and cash equivalents of $3,514,882. Increases in inventory, and cash were primary drivers that resulted in the decrease in the working capital deficit. We plan to use our current cash position as well as collections from accounts receivable, and the cash generated from our operations, when applicable, to fund the current operations of the business. The following table summarizes our cash flow activity for the periods presented:

	For the Year Ended December 31,
	2023	2022
	As Restated	As Restated
Cash (Used In) Provided By
Operating Activities	$(1,995,942)	$1,496,605
Investing Activities	(499,316)	(509,730)
Financing Activities	7,114,586	(280,635)
Net increase in cash and cash equivalents	$4,619,328	$706,240

Net cash (used in) provided by operating activities

Operating activities used cash of $1,995,942 for the year ended December 31, 2023, primarily due to the increase in inventory, increase in deferred tax asset, and decrease in deferred revenue, partially offset by an increase in other payable, accounts payable, and accrued expenses.

 During the year ended December 31, 2022, operating activities provided cash of $1,496,605, primarily due to an increase in deferred revenue and funds received related to ERTC receivable, partially offset by an increase in inventories.

Net cash used in investing activities

Investing activities used cash of $499,316 for the year ended December 31, 2023, related to purchasing of warehouse and office equipment.

Investing activities used cash of $509,730 for the year ended December 31, 2022, primarily due to the capital expenditures related to the new Kissimmee facility build out costs.

Net cash provided (used in) by financing activities

Financing activities provided cash of $7,114,586 for the year ended December 31, 2023, primarily related to proceeds from the Convertible Note and the issuance of shares offset by distributions to the shareholders, debt issuance costs, cash distributed to stockholders, assets and liabilities assumed from the Business Combination, and repayment of the loan payable of $500,000.

 Financing activities used cash of $280,635 for the year ended December 31, 2022, for loans to stockholders.

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

Related Party Transactions

The Company has related party transactions consisting of payments for services provided by companies owned by certain family members of the shareholders. See Note 18 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives approximately 25% to 50% of the total consideration of the contract from its customers as acceptance of contract, which is initially recorded as deferred revenue. Upon completion of the build the remaining 50% is billed and initially recorded as deferred revenue, and recognized as net revenue when the product build is completed and title is legally transferred.

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

Subsequent Events

Recent Developments

ECD’s Nasdaq Listing

As previously disclosed in ECD’s Current Report on Form 8-K filed on February 16, 2024, on February 14, 2024, ECD received a notice (the “February Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company’s listed securities failed to comply with the $50,000,000 market value of listed securities (“MVLS”) requirement for continued listing on The Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(2)(A).

As previously disclosed in ECD’s Current Report on Form 8-K filed on March 8, 2024, on March 7, 2024, ECD received another Notice from Nasdaq, stating that the Company’s listed securities failed to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $15,000,000 which is a requirement for continued listing on The Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(2)(C).

On August 13, 2024, ECD received a delisting notice from Nasdaq stating that ECD had not regained compliance with the Nasdaq Listing Rule 5450(b)(2)(A) as of August 12, 2024. ECD requested an appeal of the delisting determination before the Nasdaq Hearings Panel (the “Panel”) which stayed any suspension or delisting of ECD’s securities pending the hearing before the Panel that was scheduled for September 26, 2024.

As previously disclosed in ECD’s Current Report on Form 8-K filed on September 16, 2024, on September 11, 2024, ECD received a notice that Nasdaq approved ECD’s application to list its shares of common stock on the Nasdaq Capital Market. ECD securities commenced trading on the Nasdaq Capital Market at the opening of business on September 13, 2024, and the August 13, 2024 delisting notice and the pending the hearing before the Panel have been withdrawn and cancelled as moot.

As previously disclosed in ECD’s Current Report on Form 8-K filed on December 11, 2024, on December 6, 2024, ECD received a notice (the “December Notice”) from Nasdaq notifying the Company that, because the Company is delinquent in filing its Form 10-Q for the quarter ended September 30, 2024, the Company no longer complies with Nasdaq Listing Rule 5250(c)(1) which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC. The Notice provided that the Company shall have 60 calendar days to submit a plan to regain compliance with the Listing Rule, and if Nasdaq accepts the Company’s plan, Nasdaq can grant the Company an exception of up to 180 calendar days from the Filing’s due date, or until May 19, 2025, to regain compliance with the Listing Rule. ECD is diligently working to complete its Form 10-Q for the quarter ended September 30, 2024, and expects to complete and file the Form 10-Q for the quarter ended September 30, 2024 with the SEC to regain compliance with the Listing Rule prior to the expiration of the 60 day period. By letter, dated January 31, 2025, ECD provided Nasdaq a plan to regain compliance with the Listing Rule and requested Nasdaq to grant ECD an exception until May 19, 2025 to regain compliance with the Listing Rule. ECD is currently waiting for Nasdaq’s response to the January 31, 2025 letter.

As previously disclosed in ECD’s Current Report on Form 8-K filed on February 7, 2025, ECD received a notice on February 5, 2025 (the “February 2025 Notice”) from Nasdaq notifying the Company that the Company’s common stock failed to maintain a minimum bid price of $1 per share, based upon the closing bid price for the last 30 consecutive business days. Accordingly the Company failed to comply with Rule 5550(a)(2) the Nasdaq Listing Rules (the “Rules”). The February 2025 Notice has no immediate effect on the listing of the Company’s common stock on Nasdaq. Rule 5810(c)(3)(A) provides the Company a compliance period of 180 calendar days, or until August 4, 2025, in which to regain compliance. If at any time during this 180 day period the closing bid price of the Company’s common stock is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide the Company written confirmation of compliance with the Rules and this matter will be closed. If the Company does not regain compliance within the compliance period, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that the Company’s securities will become subject to delisting. In such event, Nasdaq rules would permit the Company to appeal the decision to reject any delisting determination to a Nasdaq Hearings Panel.

Brand New Muscle Car Acquisition

On April 3, 2024, ECD entered into an Asset Purchase Agreement (the “BNMC APA”) with BNMC Continuation Cars LLC, an Oklahoma limited liability company and David W. Miller II (collectively the “Sellers”), pursuant to which the Company agreed to purchase certain assets relating to vehicle builds, including the trademark “Brand New Muscle Car,” from the Sellers in exchange for $1.5 million (the “Purchase Price”). The BNMC APA is attached hereto as Exhibit 2.4.

As previously disclosed in ECD’s Current Report on Form 8-K filed on April 30, 2024, on April 24, 2024, ECD entered into an Amended and Restated Asset Purchase Agreement (the A&R Asset Purchase Agreement”) with Sellers, pursuant to which the Company agreed to purchase certain assets relating to vehicle builds, including the trademark “Brand New Muscle Car” (the “Purchased Assets”) from Sellers in exchange for up to $1.25 million. The price for the Purchased Assets under the A&R Asset Purchase Agreement shall be equal to $950,000 plus up to an additional $300,000, in increments of $100,000, for each new vehicle build the Sellers can refer to the Company that are actually accepted by the Company on or before June 24, 2024 (the “A&R Purchase Price”). The A&R Purchase Price will be paid to Seller by the issuance of such number of shares of Common Stock equal to (a) the A&R Purchase Price divided by (b) the closing price of the Common Stock on the five month anniversary of the closing date (the “Consideration Shares”). The A&R Purchase Price will be paid by the Company to the Sellers by the issuance of the Consideration Shares within three (3) business days of the five month anniversary of the closing date. The closing of the transactions contemplated by A&R Asset Purchase Agreement are subject to customary representations, warranties, covenants and closing conditions.

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

The foregoing description of the A&R Asset Purchase Agreement, the IP Assignment Agreement, the Trademark License Agreement, the Consulting Agreement and the transactions and documents contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the A&R Asset Purchase Agreement, filed as Exhibit 2.5 hereto and incorporated herein by reference, the IP Assignment Agreement, filed as Exhibit 10.26 hereto and incorporated herein by reference, the Trademark License Agreement, filed as Exhibit 10.27 hereto and incorporated herein by reference, and the Consulting Agreement, filed as Exhibit 10.28 hereto and incorporated herein by reference.

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

The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the actual Amendment, a copy of which is attached hereto as Exhibit 10.41, and is incorporated herein by reference.

Investor Relations and Marketing Services Agreements

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

The foregoing description of the MZ Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the MZ Agreement, which is attached hereto respectively as Exhibit 10.32.

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

The foregoing description of the MS Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the MS Agreement, which is attached hereto respectively as Exhibit 10.33.

Floor Loan

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

The foregoing description of the loan agreement and security agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Loan Agreement, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco, the Commercial Security Agreement, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco and the Promissory Note in the amount of $1,500,000, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco, copies of which are incorporated by reference and attached hereto, respectively, as Exhibits 10.29, 10.30 and 10.31.

Black Dog Traders Agreements

On June 4, 2024, ECD entered into agreements with Black Dog Traders to produce branded classic Toyota FJ SUVs. Black Dog Traders specializes in customizing and modernizing Toyota Land Cruisers. Tailor-made in Dallas Texas to go anywhere and do anything. The perfect blend of classic and modern, with an emphasis on performance and comfort. For more information, visit www.blackdogtraders.com.

On June 4, 2024, ECD entered into a strategic partnership agreement (the “Black Dog Agreement”) with DOJA, LLC (the “Representative”), pursuant to which the Representative is engaged to refer potential clients to ECD who are interested in purchasing certain vehicles, and the Representative grants to ECD an exclusive, revocable, non-transferable, non-sublicensable license, with the right to use the mark “BLACK DOG TRADERS” (the “Mark”) solely with respect to certain vehicles, and also the right of first refusal to hold an exclusive license to use the Mark in connection with any automobiles other than those certain vehicles. The Representative shall receive a fee in connection with each of the following: (i) ECD’s sale of certain vehicles to a customer as a result of the Representative’s referral, or (ii) ECD’s sale of certain vehicles if such vehicles are branded with the Mark but where the Representative did not make the referral.

On June 4, 2024, ECD entered into a consulting agreement (“Black Dog Consulting Agreement”) with Austin R. Peterson, founder and owner of Black Dog Traders, pursuant to which Austin R. Peterson shall provide consulting services, and ECD shall pay Austin R. Peterson in the amount of $15,000 per month.

The foregoing summary of the Black Dog Agreement and the Black Dog Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the actual Black Dog Agreement and the Black Dog Consulting Agreement, a copy of which is attached hereto as Exhibit 1034 and Exhibit 10.35, respectively, and is incorporated herein by reference.

Private Sales of Securities

As previously disclosed in ECD’s Current Report on Form 8-K filed on January 16, 2024, on January 11, 2024, ECD and Benjamin Piggott entered into a securities subscription agreement (the “January 2024 Subscription Agreement”), pursuant to which ECD issued and sold in a private transaction 25,000 shares of Common Stock to Benjamin Piggott at a price of $10.00 per share or an aggregate purchase price of $250,000.00. A copy of the January 2024 Subscription Agreement is attached hereto as Exhibit 10.13.

As previously disclosed in ECD’s Current Report on Form 8-K filed on August 12, 2024, on August 8, 2024, ECD and Theodore Duncan entered into a securities subscription agreement (the “August 2024 Subscription Agreement”), pursuant to which ECD issued and sold in a private transaction 1,000,000 shares of Common Stock and a warrant agreement to purchase 100,000 shares of Common Stock at an exercise price of $0.01 per share (the “Warrant Agreement”) to Theodore Duncan for an aggregate purchase price of $1,000,000. The foregoing summary of the August 2024 Subscription Agreement and the Warrant Agreement does not purport to be complete and is qualified in its entirety by reference to the actual agreements which are filed hereto as Exhibit 10.36 and Exhibit 10.37, and are incorporated herein by reference.

Additional Financings from Defender SPV LLC

As previously disclosed in ECD’s Current Report on Form 8-K filed on August 12, 2024, as amended on August 16, 2024, on August 9, 2024, ECD entered into a securities purchase agreement (the “August SPA”) with Defender SPV LLC (the “Lender”) pursuant to which the Lender agreed to waive the pre-existing events of default that occurred under the December Note and the Company Preferred Stock and the Company agreed to execute and deliver to the Lender a senior secured convertible note (the “August Note”), in exchange for a loan in the principal amount of $1,154,681. The foregoing summary of the August SPA and the August Note does not purport to be complete and is qualified in its entirety by reference to the actual agreements forms of which are filed hereto as Exhibit 10.38 and Exhibit 10.39, and are incorporated herein by reference.

The August SPA also provides that in connection with the August Note, the Company will also issue to the Lender at no additional cost 300,000 shares of Common Stock and a warrant to purchase 79,673 shares of Common Stock at an exercise price of $11.50 per share (the “Common Share Warrant”). A copy of the Common Share Warrant is attached hereto as Exhibit 10.40.

As previously disclosed in ECD’s Current Report on Form 8-K filed on January 14, 2025, on January 8, 2025, the Company entered into a securities purchase agreement (the “January 2025 SPA”) with the Lender pursuant to which the Lender agreed to waive the pre-existing events of default that occurred under the August Note and the Company Preferred Stock and the Company agreed to execute and deliver to the Lender a senior secured convertible note (the “January 2025 Note”), in exchange for a loan in the principal amount of $1,724,100. The foregoing summary of the January 2025 SPA and the January 2025 Note does not purport to be complete and is qualified in its entirety by reference to the actual agreements forms of which are filed hereto as Exhibit 10.46 and Exhibit 10.47, and are incorporated herein by reference.

The January 2025 SPA also provides that in connection with the January 2025 Note, the Company will also issue to the Lender at no additional cost 500,000 shares of Common Stock and a warrant, dated January 13, 2025, to purchase 398,364 shares of Common Stock at an exercise price of $11.50 per share (the “Common Share Warrant”). A copy of the form of Common Share Warrant is attached hereto as Exhibit 10.48.

In connection with the January 2025 SPA, on January 13, 2025, the Company and the Lender entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Lender has been granted certain customary registration rights with respect to (i) the Commitment Shares and (ii) the shares of Common Stock underlying (x) the January 2025 Note and (y) the Common Share Warrant (collectively, the “Registrable Securities”). Pursuant to the Registration Rights Agreement, the Company has agreed to file a registration statement with the SEC to register the Registrable Securities within 45 days after the closing of the transaction and to have such registration statement effective within 90 days of such closing.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Registration Rights Agreement which is attached hereto as Exhibit 10.49 and is incorporated herein by reference.

Black Bridge Referral Agreement

On August 22, 2024, ECD entered into a referral agreement (the “Black Bridge Referral Agreement”) with Black Bridge Motors, LLC (“Black Bridge) to produce branded classic Land Rover Defender SUVs at ECD’s Kissimmee, Florida facility. Black Bridge offers re-engineered solutions to classic car ownership that provides a modern driving experience while retaining the vehicle’s iconic design. For more information, visit www.blackbridgemotors.com.

Pursuant to the Black Bridge Referral Agreement, Black Bridge is engaged to refer potential clients to ECD who are interested in purchasing certain vehicles, and Black Bridge grants to ECD an exclusive, revocable, non-transferable, non-sublicensable license, with the right to use its branding, subject to terms in the Black Bridge Referral Agreement. During the term of the Black Bridge Referral Agreement, Black Bridge shall receive a fee in connection with ECD’s sale of vehicles to a customer as a result of the Black Bridge’s referral, as follows: (i) for the first 5 referred vehicles sold, ECD shall pay a fee equal to 5% of the vehicle sales price; (ii) for the next 6-10 referred vehicles sold, ECD shall pay a fee equal to 7.5% of the vehicle sales price and (iii) for all referred vehicles sold after the first 10 referred vehicles sold, ECD shall pay a fee equal to 10% of the vehicle sales price.

The foregoing summary of the Black Bridge Referral Agreement does not purport to be complete and is qualified in its entirety by reference to the actual Black Bridge Referral Agreement, a copy of which is attached hereto as Exhibit 10.42, and is incorporated herein by reference.

Officer and Director Resignations and Appointments

As previously disclosed in ECD’s Current Report on Form 8-K filed on September 20, 2024, on September 16, 2024, ECD received the resignation of Raymond Cole as Chief Financial Officer of the Company effective immediately. Mr. Cole’s resignation was due to personal reasons and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On the same date, Mr. Benjamin Piggott was appointed as the Company’s Chief Financial Officer by the Company’s board of directors (the “Board”). A copy of Mr. Piggott’s employment agreement is attached hereto as Exhibit 10.24.

In conjunction with the appointment of Mr. Piggott as CFO, on September 16, 2024, Mr. Piggott and Thomas Humble both resigned from their positions as members of the Board. Prior to his resignation, Mr. Piggott served as the Chairman of the Board and a member of the Company’s Audit Committee, Compensation Committee and Nominating Committee. Mr. Humble did not serve on any committees of the Board. The resignations of Mr. Piggott and Mr. Humble from the Board were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Additionally, on September 16, 2024, the Company’s Chief Executive Officer, Scott Wallace, was appointed as the Chairman of the Board.

As previously disclosed in ECD’s Current Report on Form 8-K filed on December 11, 2024, on November 11, 2024, Keven Kastner (“Mr. Kastner”) started working for ECD as the Chief Revenue Officer. The Company and Mr. Kastner entered into an employment agreement, dated December 9, 2024, for a term of one year (the “Employment Agreement”). The Employment Agreement is attached hereto as Exhibit 10.25. Mr. Kastner will be tasked with driving sales and price point growth through new market channels for the Company. Mr. Kastner will also be responsible for managing all aspects of the revenue stream within the organization, with the aim of meeting or exceeding annual projections. No family relationships exist between Mr. Kastner and any of the Company’s directors or other executive officers.

Agreement with One Drivers Club

As previously disclosed in ECD’s Current Report on Form 8-K filed on December 6, 2024, on December 3, 2024, ECD announced that it entered into agreements One Drivers Club in furtherance of the ECD’s retail strategy. Specifically, on November 14, 2024, ECD entered into a Strategic Partnership Agreement (the “ODC Agreement”) and a Usage Agreement (the “Usage Agreement”) with Member Hubs Palm Beach, LLC (“One Drivers Club”) to launch ECD’s first retail showroom in West Palm Beach, Florida. One Drivers Club is the premier destination for automotive enthusiasts who view their vehicles as not just machines, but drivers of their lifestyles. With facilities located in Bedford, NY, Chicago, IL, West Palm Beach, FL, and Seattle WA, One Drivers Club redefines luxury car care through unparalleled concierge storage and full-service collection management. Beyond exceptional car care, One Drivers Club is a community-a place where like-minded drivers connect over shared passions and Members celebrate the art and prestige of driving, collecting, and owning remarkable vehicles. The ODC Agreement, entitles ECD to use a portion of One Drivers Club’s facility in West Palm Beach, Florida (the “ODC Premises”) for the operation of an ECD showroom for ECD vehicles and sale of ECD vehicles, subject to the terms of the Usage Agreement. Pursuant to the ODC Agreement, One Drivers Club grants to ECD a non-exclusive, royalty-free, fully paid up, non-transferable and terminable right and license to use the marks designated by One Drivers Club, and ECD grants to One Drivers Club, a non-exclusive, royalty-free, fully paid up, non-transferable and terminable right and license to use the marks designated by ECD, for the limited purpose of the operation of the ECD showroom and for the limited purpose of the operation of the ECD showroom and advertisement of ECD and the ECD Automobiles. Pursuant to the Usage Agreement, (i) ECD shall pay One Drivers Club base rent of $225,000 per annum payable monthly, subject to 4% annual increases for each subsequent year for use of the ODC Premises; (ii) for a term of five (5) years; (iii) One Drivers Club, at ECD’s cost and expense, shall complete the interior build-out (“Build-Out”) of the ODC Premises in accordance with the plans and subject to the terms set forth in the Usage Agreement; (iv) upon the completion of the demolition of the ODC Premises in connection with the Build-Out (the “Deposit Date”), ECD shall issue One Drivers Club 725,000 unrestricted shares of ECD capital stock (the “ODC Shares”); provided, however, that if the value of the ODC Shares is less than $500,000 as of 5:00 pm ET on the Deposit Date, ECD shall issue to One Drivers Club that certain number of additional unrestricted shares of ECD capital stock such that the aggregate value of the ODC Shares together with the additional unrestricted shares of ECD capital stock is equal to or greater than $500,000; and (v) ECD shall deposit with One Drivers Club $125,000 (the “Build-Out Deposit”) in cash. The Build-Out Deposit shall be held in a non-interest bearing segregated account and shall be utilized to satisfy any outstanding Build-Out payment obligations incurred by One Drivers Club not first satisfied from the sale of the ODC Shares and upon the completion of the Build-Out, as reasonably determined by ECD, and the satisfaction of all Build-Out payment obligations, One Drivers Club shall return the balance of the Build-Out Deposit, if any, to ECD.

The foregoing summaries of the ODC Agreement and Usage Agreement do not purport to be complete and is qualified in its entirety by reference to the actual ODC Agreement and Usage Agreement, a copies of which are attached hereto as Exhibits 10.43 and 10.44, and are incorporated herein by reference.

Relationship with Ten Easy Street

On December 12, 2024, ECD signed with Ten Easy Street of Nantucket (“TES”), a concept showroom, showhouse and gathering space, to expand ECD’s retail presence and showcase its one-of-one vehicles as part of their curated creative lifestyle brands, furnishings and social opportunities.

TES has agreed to showcase the Company’s custom vehicles in the designated parking spots located at TES from April 1, 2025 to December 31, 2025 (the “Showcase Term”). The Company will pay TES $75,000 for the Showcase Term. TES will also promote the Company’s vehicles on all marketing channels during the Showcase Term the Company will provide TES with an affiliate link that corresponds to the vehicles shown on TES’s platform. TES will receive $5,000 for all sales made through the affiliate link.

The foregoing summary of the Ten Easy Street Agreement does not purport to be complete and is qualified in its entirety by reference to the actual Ten Easy Street Agreement, a copy of which is attached hereto as Exhibit 10.45, and is incorporated herein by reference.

Annual Stockholders Meeting

On December 27, 2024, ECD held its 2024 annual meeting of stockholders (the “Annual Meeting”). On November 27, 2024, the record date for the Annual Meeting, there were 36,199,662 shares of common stock of the Company entitled to be voted at the Annual Meeting, 21,334,357 shares of common stock of the Company or 58.94 % of which were represented in person or by proxy. The Incentive Plan Amendment Proposal to approve an amendment to the Company’s 2023 Equity Incentive Plan to increase the number of shares of common stock reserved under the Plan from 400,000 shares to 2,500,000 shares, the Director Proposal to elect Robert Machinist and Patrick Lavelle as the Class I directors to serve until the 2027 annual meeting and until his respective successor has been duly elected and qualified or until his earlier resignation, removal or death, and the Auditor Ratification Proposal to ratify the appointment of Barton CPA PLLC, as the Company’s independent registered public accounting firm for the year ending December 31, 2024 were approved by the stockholders at the Annual Meeting. The results of the ECD’s Annual Meeting were previously reported in ECD’s Current Report on Form 8-K filed on December 30, 2024,

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

(b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that in light of the accounting errors described in the Explanatory Note included herein and Note 2 to the notes to the financial statements included herein, a material weakness exists in our internal control over financial reporting as of December 31, 2023 and 2022. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 at a reasonable assurance level.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness, as defined in the standards established by the Sarbanes-Oxley is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with the re-audit of our financial statements as of and for the fiscal years ended December 31, 2023 and December 31, 2022, we identified a material weakness in our internal control over financial reporting as of December 31, 2022 and December 31, 2023. During this period, we outsourced its day-to-day accounting tasks due to limited accounting and financial reporting personnel and other resources needed to ensure adherence to our internal controls and procedures. We did not have our own finance function and had limited finance and accounting professionals with the requisite experience to appropriately perform the supervision and review of the information received from our third-party accounting service provider.

The lack of U.S. GAAP experience from the outsourced accounting firm combined with the limited availability of experienced team to supervise the third-party service provider resulted in the disclosed material weakness.

Notwithstanding these material weaknesses, we have concluded that our audited consolidated financial statements included in this Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods restated therein.

Plan for Remediation of Material Weakness in Internal Controls over Financial Reporting

We have begun to design and implement certain remediation measures to address the above-described material weakness and enhance our internal control over financial reporting. We are taking the following actions to improve the design and operating effectiveness of our internal control in order to remediate this material weakness:

●	Insource our accounting and finance functions and hire capable and experienced professionals to build a strong in-house accounting team; and

●	Implement Netsuite Enterprise Resource Planning software to strengthen our ability to keep records of its accounting and financial information

Our remediation efforts are ongoing and we will continue our initiatives to consider additional skilled resources in program management, accounting, and finance related functions and to expand the effort to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening of our internal control environment will require a substantial effort through the end of 2024 and beyond. We will assess the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and we have concluded, through testing, that these controls are operating effectively.

c) Changes in Internal Control over Financial Reporting

As part of the ongoing process of improving internal controls, from September 2024 – January 2025, the Company retained a consultant who previously served as a director of Financial Planning and Analysis at Textron to improve its internal financial processes and external reporting procedures. These steps included:

●	The implementation of a monthly income statement close procedure

●	Monthly balance sheet reconciliation

●	Enhanced general ledger entry procedures

●	Monthly tracking of revenue recognition and cost of goods sold analysis to align with SEC reporting requirements

●	Monthly reconciliation versus the annual budget

With these procedures in place, the Company has hired a Corporate Controller in January 2025, who has prior experience serving as a Controller at Rev Group, a publicly traded vehicle manufacturing company, whose annual revenue exceeding $2B. In addition, it has moved the accounts receivable / accounts payable function from a part time position to a full-time position. The company has also tightened controls around access to NetSuite and check writing / signing.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Title
Scott Wallace	54	Chief Executive Officer and Director
Raymond Cole	59	Chief Financial Officer
Emily Humble	38	Chief Product Officer and Director
Thomas Humble	38	Chief Experience Officer and Director
Elliot Humble	33	Chief Technology Officer
Benjamin Piggott	44	Chairman
Thomas Wood	67	Director
Robert Machinist	71	Director
Patrick Lavelle	72	Director

Background of Directors and Executive Officers

Scott Wallace is one of the Founders of ECD, a director and he currently serves as ECD’s Chief Executive Officer. Before joining ECD in 2023, Mr. Wallace served as RDM at Greene King P.L.C. and for Duke Street Capital in the UK. In those roles, Mr. Wallace was responsible for the marketing direct reports and the regional sales directors with the goal of generating revenue and maximizing ROI by means of creative and cost-effective marketing strategies while driving sales using CRM data and conversion tracking. Mr. Wallace also owned a marketing agency, and had the benefit of being on the non-client side of marketing, which allowed him an in-depth review of skills required to integrate full in-house marketing teams and save agency fees in future businesses. As one of the original founders of ECD, Mr. Wallace’s two core skills in marketing and capital allocation were critical as the company grew revenue. Mr. Wallace holds a degree in Tourism from the University of Central England, Birmingham. Mr. Wallace is qualified to serve as a director due to his experience as ECD’s Chief Executive Officer, as well as his extensive experience in marketing and sales, the European public sector, and the venture capital industry.

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

Certain Transactions of ECD

Beginning on January 5, 2021, ECD entered into a verbal agreement with Overland Auto Transport Inc d/b/a Luxury Automotive Transport (“TransportCo”), a company which is 100% owned by Ashley Humble, Thomas Humble’s father, and has ECD as its only customer. Thomas Humble, an officer and director of ECD, and Elliot Humble, and officer of ECD, are both directors of TransportCo, however they receive no compensation for their services to TransportCo. TransportCo assists ECD with the intermediation of transportation services for ECD’s products, by locating providers of and booking the required services. TransportCo offers ECD competitive pricing for its services. The total payments to TransportCo under this agreement were $247,1923 and $196,425 in 2022 and 2023, respectively. On September 27, 2023, we entered into a written agreement with TransportCo (the “TransportCo Agreement”) covering the services TransportCo provides to ECD and the compensation paid for such services. A copy of the TransportCo Agreement is attached to this annual report as Exhibit 10.18, and is incorporated herein by reference.

On January 11, 2022, ECD entered into verbal agreements with Wallace USA, a company owned by Scott Wallace and his wife Karen Wallace, pursuant to which Wallace USA provides administrative services to ECD including the management of ECD’s Warranty Department. Payments by ECD to Wallace USA under this agreement amounted to $51,996 in 2022, respectively. As of the date of this annual report, we are in the process of entering into a written agreement with Wallace USA on the terms mentioned in the immediately preceding sentence.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee appointed Barton CPA PLLC (“Barton”) as our independent registered public accounting firm for the fiscal year 2023.

Prior to the reaudit, the Audit Committee had appointed BF Borgers Certified Public Accountants P.C. (“BF Borgers”) and Marcum LLP (“Marcum”) as our independent registered public accounting firm for the fiscal year 2023.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to us by our independent registered public accounting firm, Barton CPA PLLC, Marcum LLP and BF Borgers CPA, and fees paid to Barton CPA PLLC, Marcum LLP and BF Borgers CPA for services in the fee categories indicated below for fiscal years 2023 and 2022. The Audit Committee has considered the scope and fee arrangements for all services provided by Marcum LLP and BF Borgers, taking into account whether the provision of non-audit services is compatible with maintaining BF Borgers’ independence, and has pre-approved the services described below (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Audit Fees(1)	$435	$130
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$435	130

(1)	Audit fees consist of the aggregate fees for professional services rendered for the audit of our consolidated financial statements, quarterly review of interim consolidated financial statements and consents and comfort letters related to registration payments and review of documents filed with the SEC.

Audit Committee Pre-Approval Policy

The Audit Committee has determined that all services performed by Barton are compatible with maintaining the independence of Barton. The Audit Committee’s policy on approval of services performed by the independent registered public accounting firm is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm during the fiscal year. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the firm’s independence.

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

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

No.	Description of Exhibit
2.1	Merger Agreement, dated March 3, 2023 by and among EF Hutton Acquisition Corporation I, Humble Imports Inc. d/b/a ECD Auto Design, ECD Auto Design UK, Ltd. and EFHAC Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023).
2.2	First Amendment, dated October 14, 2023, to the Merger Agreement by and between EF Hutton Acquisition Corporation I, Humble Imports Inc., d/b/a E.C.D. Auto Design, ECD Auto Design UK, Ltd., EFHAC Merger Sub, Inc. and Scott Wallace as Securityholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2023).
2.3	Certificate of Merger, dated December 12, 2023 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
2.4	Asset Purchase Agreement, dated April 3, 2024, by and between ECD Automotive Design Inc., BNMC Continuation Cars LLC and David W. Miller II (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2024).
2.5	Amended and Restated Asset Purchase Agreement, dated April 4, 2024, by and between ECD Automotive Design Inc., BNMC Continuation Cars LLC and David W. Miller II (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024)
3.1	Amended and Restated Certificate of Incorporation of EF Hutton Acquisition Corporation I. (incorporated by reference to Exhibit 3.1 to the Amendment No. 3 to the registration statement on Form S-4, filed by the Registrant with the SEC on November 6, 2023).
3.2	Amendment to the Amended and Restated Certificate of Incorporation of EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
3.3	Second Amended and Restated Certificate of Incorporation of EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).

3.4	Certificate of Designation of the Series A Convertible Preferred Stock of ECD Automotive Design, Inc., par value $0.0001 per share (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
3.5	Amended and Restated Bylaws of EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 3.3 to the Amendment No. 3 to the registration statement on Form S-4, filed by the Registrant with the SEC on November 6, 2023).
3.6	Second Amended and Restated Bylaws of ECD Automotive Design, Inc. (incorporated by reference to Exhibit 3.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
4.1	Warrant to Purchase Common Stock of ECD Automotive Design, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
4.2	Warrant to Purchase Series A Convertible Preferred Stock of ECD Automotive Design, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.1	Company Lock-Up Agreement, dated December 12, 2023, by and among the undersigned and EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.2	Sponsor Lock-Up Agreement, dated December 12, 2023, by and among the undersigned and EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.3	Restrictive Covenant Agreement, dated December 12, 2023, by and among EF Hutton Acquisition Corporation I, Humble Imports d/b/a ECD Auto Design (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.4	Amended and Restated Registration Rights Agreement, dated December 12, 2023 by and among certain stockholders and EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.5	Satisfaction and Discharge Agreement Amendment, dated October 14, 2023, by and between EF Hutton Acquisition Corporation I, EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) and Humble Imports Inc. d/b/a E.C.D. Auto Design (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2023).
10.6	Amended and Restated Satisfaction and Discharge Agreement Amendment, dated December 12, 2023, by and between EF Hutton Acquisition Corporation I, and EF Hutton LLC (f/k/a EF Hutton, division of Benchmark Investments, LLC) and Humble Imports Inc., d/b/a E.C.D. Auto Design (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2023).
10.7	Senior Secured Promissory Note, dated December 12, 2023, issued by EF Hutton Acquisition Corporation I to Defender SPV LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.8	Security Agreement, dated December 12, 2023, by and among EF Hutton Acquisition Corporation I, Humble Imports Inc. d/b/a ECD Auto Design, ECD Auto Design UK, Ltd., and Defender SPV LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.9	Intellectual Property Security Agreement, dated December 12, 2023 by Humble Imports Inc. d/b/a ECD Auto Design, ECD Auto Design UK, Ltd in favor of Defender SPV LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.10	Registration Rights Agreement, dated December 12, 2023, by and between EF Hutton Acquisition Corporation I and Defender SPV LLC (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.11	Guaranty, dated December 12, 2023 by and among Humble Imports Inc. d/b/a ECD Auto Design, ECD Auto Design UK, Ltd. and Defender SPV LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.12	Lock-up Agreement, dated December 12, 2023, by and among EF Hutton Acquisition Corporation I and certain securityholders of EF Hutton Acquisition Corporation I and Humble Imports Inc. d/b/a ECD Auto Design (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).

10.13	Securities Subscription Agreement, dated January 11, 2024, between ECD Automotive Design, Inc. and Benjamin Piggott (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2024).
10.14	The ECD Automotive Design, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.7 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023).
10.15	Stock Purchase Agreement, dated June 7, 2023 (the “UK SPA”), by and between Emily Jayne Humble, ECD Auto Design UK, Ltd. and Humble Imports Inc d/b/a ECD Auto Design (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023).
10.16	LEASE, dated August 11, 2021 (the “Effective Date”), is made by and between Hanover Poinciana McClane, LLC, a Florida limited liability company (“Landlord”), and Humble Imports Inc., a Florida corporation (d/b/a ECD Automotive Design) (the “Tenant’) for a portion of the real property and improvements to be located at 4930 Robert McLane Boulevard, Kissimmee. Florida 34758, known, or to be known, as Trinity Industrial Center and the FIRST AMENDMENT TO LEASE (this “Amendment”) is made this 15th day of July, 2022, by and between Hanover Poinciana McClane, LLC, a Florida limited liability company (“Landlord”), and Humble Imports Inc., a Florida corporation (“Tenant”) (incorporated by reference to Exhibit 10.13 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023).
10.17	MASTER SALES AND EXCLUSIVITY AGREEMENT, dated March 7, 2023 by and between Ampere EV, LLC and Humble Imports, Inc. d/b/a ECD Auto Design, (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023).
10.18	Independent Contractor Agreement, dated September 27, 2023, between Humble Imports, Inc. and Overland Auto Transport Inc d/b/a Luxury Automotive Transport, (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023)
10.19	Employment Agreement by and between ECD Automotive Design, Inc. and Scott Wallace (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
10.20	Employment Agreement by and between ECD Automotive Design, Inc. and Thomas Humble (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
10.21	Employment Agreement by and between ECD Automotive Design, Inc. and Elliot Humble (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
10.22	Employment Agreement by and between ECD Automotive Design, Inc. and Raymond Cole (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
10.23	Employment Agreement by and between ECD Automotive Design, Inc. and Emily Humble (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
10.24	Employment Agreement by and between ECD Automotive Design, Inc. and Benjamin Piggott (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2024).
10.25	Employment Agreement by and between ECD Automotive Design, Inc. and Kevin Kastner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2024).
10.26	IP Assignment Agreement, dated April 24, 2024, by and between BNMC Continuation Cars LLC and David W. Miller II, as assignors, and ECD Automotive Design, Inc., as assignee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.27	Trademark License Agreement, dated April 24, 2024, by and between ECD Automotive Design, Inc., as licensor and BNMC Continuation Cars LLC and David W. Miller II, as licensees (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.28	Consulting Agreement, dated April 24, 2024, by and between ECD Automotive Design, Inc., as the company and BNMC Films LLC, as the contractor (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.29	Business Loan Agreement, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.30	Commercial Security Agreement, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on June 27, 2024).

10.31	Promissory Note in the amount of $1,500,000, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.32	Investor Relations Consulting Agreement, dated February 13, 2024, among MZHCI, LLC and ECD Automotive Design, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.33	Marketing Services Agreement, dated June 11, 2024 among Outside The Box Capital Inc. and ECD Automotive Design, Inc. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.34*	Strategic Partnership Agreement, dated June 4, 2024, between Humble Imports, Inc. and Doja, LLC.
10.35*	Consulting Agreement, dated June 4, 2024, between Humble Imports, Inc. and Austin R. Peterson.
10.36	Subscription Agreement, dated August 8, 2024 by and between ECD Automotive Design, Inc. and Theodore Duncan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.37	Warrant Agreement, dated August 8, 2024 by and between ECD Automotive Design, Inc. and Theodore Duncan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.38	Form of Securities Purchase Agreement, dated as of August 9, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.39	Form of Senior Secured Convertible Note, dated as of August 9, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.40	Form of Common Share Warrant, dated as of August 9, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.41	Amendment, dated August 11, 2024, to the Amended and Restated Asset Purchase Agreement, dated April 24, 2024, by and between ECD Automotive Design Inc., BNMC Continuation Cars LLC and David W. Miller II (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2024).
10.42*	Referral and License Agreement, dated as of August 22, 2024, between Humble Imports, Inc. and Brack Bridge Motors, LLC.
10.43*	Strategic Partnership Agreement, dated November 14, 2024, between Humble Imports, Inc. and Member Hubs Palm Beach, LLC.
10.44*	Usage Agreement, dated November 14, 2024, between Humble Imports, Inc. and Member Hubs Palm Beach, LLC.
10.45*	Brand Partnership Agreement, dated November 9, 2024, between Humble Imports, Inc. and Ten Easy Street LLC.
10.46	Form of Securities Purchase Agreement, dated as of January 8, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.47	Form of Senior Secured Convertible Note, dated as of January 13, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.48	Form of Common Share Warrant, dated as of January 13, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.49	Form of Registration Rights Agreement, dated January 13, 2025 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
99.3	Nominations and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Certified Public Accountants and Advisors

A PCAOB Registered Firm

713-489-5635 bartoncpafirm.com Cypress, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ECD Automotive Design, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ECD Automotive Design, Inc. and Subsidiaries (Humble Imports, Inc. d/b/a ECD Auto Design) (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other Matter

As described in Note 2, the Company identified misstatements with respect to certain accounting errors relating to the presentation, timing, omission and classification of a number of items in the financial statements for the fiscal years ended December 31, 2023 and December 31, 2022.

We have served as the Company’s auditor since 2024.

/s/ Barton CPA PLLC

Cypress, Texas

February 18, 2025

ECD AUTOMOTIVE DESIGN, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	As Restated	As Restated
ASSETS
Current assets
Cash and cash equivalents	$8,134,211	$3,514,883
Accounts receivable, net	-	615,555
Inventories	9,607,766	7,793,925
Other receivable	-	209,810
Prepaid and other current assets	34,006	289,070
Total current assets	17,775,983	12,423,243

Property and equipment, net	913,097	562,544
Right-to-use asset	3,763,295	3,896,608
Deferred tax asset	838,055	-
Deposit	77,686	75,986
TOTAL ASSETS	$23,368,116	$16,958,381

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$898,445	$698,909
Accrued expenses	779,695	242,751
Deferred revenue	16,190,861	17,493,628
Lease liability, current	314,903	203,123
Other payable	1,549,863	250,526
Total current liabilities	19,733,767	18,888,937

Loan payable	-	500,000
Lease liability, non-current	3,727,183	3,889,658
Warrant liabilities, at fair value	26,283	-
Conversion option, at fair value	2,724	-
Convertible note, net of debt discount	10,654,444	-
Total Liabilities	34,144,401	23,278,595

Redeemable preferred stock, $0.0001 par value, 20,000,000 authorized shares; 25,000 shares issued and outstanding as of December 31, 2023 and no shares issued and outstanding as of December 31, 2022	3	-

Stockholders’ deficit
Common stock, $0.0001 par value, 1,000,000,000 authorized shares; 31,874,662 shares and 24,000,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3,187	2,400
Additional paid-in capital	-	-
Accumulated deficit	(10,779,475)	(6,322,614)
Total Stockholders’ Deficit	(10,776,288)	(6,320,214)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$23,368,116	$16,958,381

The accompanying notes are an integral part of these consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2023	2022
	As Restated	As Restated

Revenue, net	$19,492,606	$9,617,929
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	14,969,683	8,652,975
Gross profit	4,522,923	964,954

Operating expenses
Sales and marketing expenses	641,831	405,446
General and administrative expenses	5,144,601	3,090,424
Provision for credit losses	123,562	15,000
Depreciation and amortization expenses	148,763	58,892
Total operating expenses	6,058,757	3,569,762

Loss from operations	(1,535,834)	(2,604,808)

Other (expense) income
Interest expense	(653,429)	(19,000)
Loss on sale of asset	-	(112,792)
Resale commissions income	106,353	300,936
Other income (expense), net	65,949	(3,874)
Total (expense) income, net	(481,127)	165,270
Loss before income tax benefit	(2,016,961)	(2,439,538)
Income tax benefit	838,055	-

Net Loss	$(1,178,906)	$(2,439,538)

Net loss per common share, basic and diluted	$(0.05)	$(0.10)
Weighted average number of common shares outstanding, basic and diluted	24,875,667	24,000,000

The accompanying notes are an integral part of these consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEAR ENDED DECEMBER 31, 2023 AND 2022

(As Restated)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022, restated	-	$-	100	$1,000	$-	$(3,881,676)	$(3,880,676)
Retroactive application of Business Combination	-	-	23,999,900	1,400	-	(1,400)	-
Balance, January 1, 2022, restated	-	-	24,000,000	2,400	-	(3,883,076)	(3,880,676)
Net income	-	-	-	-	-	(2,439,538)	(2,439,538)
Balance – December 31, 2022, restated	-	-	24,000,000	2,400	-	(6,322,614)	(6,320,214)
Stockholder distributions	-	-	-	-	-	(2,329,357)	(2,329,357)
Forgiveness of stockholder loans						(280,635)	(280,635)
Issuance of preferred and common shares, net of issuance costs	25,000	3	2,500,000	250	94,747	-	94,997
Issuance of stock upon Business Combination	-	-	5,374,662	537	-	-	537
Assets and liabilities assumed from Special Purpose Acquisition Company (“SPAC”)					(94,747)	(667,963)	(762,710)
Net loss	-	-	-	-	-	(1,178,906)	(1,178,906)
Balance – December 31, 2023, restated	25,000	$3	31,874,662	$3,187	$-	$(10,779,475)	$(10,776,288)

The accompanying notes are an integral part of these consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31
	2023	2022
	As Restated	As Restated
Cash Flows from Operating Activities:
Net loss	$(1,178,906)	$(2,439,538)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization expenses	148,763	58,892
Loss on sale of asset	-	112,792
Amortization of right-to-use asset	330,110	154,004
Amortization of debt discount	72,335	-
Provision for credit losses	123,562	15,000
Changes in operating assets and liabilities:
Accounts receivable	491,993	(127,125)
Other receivable	209,810	37,797
Inventories	(1,813,841)	(2,573,950)
Prepaid and other current assets	(25,571)	(1,685)
Deferred tax asset	(838,055)	-
Deposit	(1,700)	-
Accounts payable	199,536	439,774
Accrued expenses	536,944	61,299
Deferred revenue and customer deposits	(1,302,767)	5,526,117
Other payable	1,299,337	191,059
Lease liability	(247,492)	42,169
Net cash (used in) provided by operating activities	(1,995,942)	1,496,605

Cash Flows from Investing Activities:
Proceeds from sale of asset	-	30,000
Purchase of assets	(499,316)	(539,730)
Net cash used in investing activities	(499,316)	(509,730)

Cash Flows from Financing Activities:
Repayment of loan payable	(500,000)	-
Proceeds from convertible note	13,700,000	-
Debt issuance costs	(3,088,884)	-
Assets and liabilities assumed from Business Combination	(762,710)	-
Issuance of preferred and common shares, net of issuance costs	95,537	-
Loan to stockholders	-	(280,635)
Cash distributed to stockholders	(2,329,357)	-
Net cash provided by (used in) financing activities	7,114,586	(280,635)

Net increase in cash and cash equivalents	4,619,328	706,240
Cash and cash equivalents, beginning of year	3,514,883	2,808,643
Cash and cash equivalents, end of year	$8,134,211	$3,514,883

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$95,681	$-

Supplemental disclosure of noncash cash flow information
Initial classification of warrant liabilities	$26,283	$-
Initial classification of conversion option liability	$2,724	$-
Record right-to-use asset and lease liability per ASC 842	$196,797	$4,050,612

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

2. CORRECTION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In November 2024, in connection with the Company’s re-audit of the Company’s consolidated financial statements for the year ended December 31, 2023 and 2022, the Company’s management identified the following misstatements in the Company’s previously reported interim financial statements included in the Company’s Original Report:

●	Corrections to the December 31, 2021 opening balance sheet relating to the prior cut-off of revenue recognition caused an increase to accounts receivable and deferred revenue in 2022.

●	Inventory – Reconciliation of inventory resulted in a reduction of inventory primarily related to (1) a write off of shipping and consumables, (2) decrease in inventory overhead allocation to inventory and (3) a cut-off adjustment for finished goods inventory.

●	Resale Commissions income – Resale commissions income represents the commissions earned on vehicles that are traded in and resold by the Company. A reconciliation of customer accounts caused a decrease to resale commissions income.

●	Accrued and other liabilities – certain accruals were adjusted based on better information being received at the time of the re-audit.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impacts were material to the previously filed financial statements that contained the errors, reported in the Original Filing (the “Affected Quarterly Period”). Therefore, on July 29, 2024, the audit committee of the Company’s board of directors (the “Audit Committee”) of the Company, after discussion with the Company’s management, who consulted with the Company’s independent registered public accounting firm, concluded that the previously issued financial statements that contained the error should no longer be relied upon and should be restated to correct the errors. As such, the Company is reporting the restatement to the Affected Periods in this Form 10K-A.

Impact of the Restatement

The impact of the restatement on the financial statements for the Affected Periods is presented below. In addition to the below, the related notes to the consolidated financial statements have also been adjusted as appropriate to reflect the impact of the restatements.

December 31, 2022

The impact of the restatements on the line items within the previously reported Audited Consolidated Balance Sheets for the years ended December 31, 2023 and 2022 previously filed is as follows:

Balance Sheet as of December 31, 2022	As Previously Reported	Adjustment	As Restated
Accounts receivable, net	$-	$615,555	$615,555
Inventories	$6,065,612	$1,728,313	$7,793,925
Prepaid and other current assets	$68,419	$220,651	$289,070
Total current assets	$9,858,723	$2,564,520	$12,423,243
Property and equipment, net	$570,824	$(8,280)	$562,544
Total assets	$14,402,141	$2,556,240	$16,958,381
Accounts payable	$486,816	$212,093	$698,909
Accrued expenses	$193,424	$49,327	$242,751
Deferred revenue	$14,166,030	$3,327,598	$17,493,628
Other payable	$362,234	$(111,708)	$250,526
Total current liabilities	$15,411,627	$3,477,310	$18,888,937
Total liabilities	$19,801,285	$3,477,310	$23,278,595
Additional paid in capital	$2,474	$(2,474)	$-
Accumulated deficit	$(5,404,018)	$(918,596)	$(6,322,614)
Total stockholders’ deficit	$(5,399,144)	$(921,070)	$(6,320,214)
Total liabilities and stockholders’ deficit	$14,402,141	$2,556,240	$16,958,381

Balance Sheet as of December 31, 2023	As Previously Reported	Adjustment	As Restated
Inventories	$11,799,304	$(2,191,538)	$9,607,766
Total current assets	$19,967,521	$(2,191,538)	$17,775,983
Property and equipment, net	$968,677	$(55,580)	$913,097
Deferred tax asset	$515,444	$322,611	$838,055
Total assets	$25,292,623	$(1,924,507)	$23,368,116
Accounts payable	$768,812	$129,633	$898,445
Accrued expenses	$687,000	$92,695	$779,695
Deferred revenue	$17,596,512	$(1,405,651)	$16,190,861
Other payable	$1,533,815	$16,048	$1,549,863
Total current liabilities	$20,901,042	$(1,167,275)	$19,733,767
Warrant liabilities, at fair value	$-	$26,283	$26,283
Conversion option liability, at fair value	$-	$2,724	$2,724
Convertible note	$10,683,452	$(29,008)	$10,654,444
Total liabilities	$35,311,676	$(1,167,275)	$34,144,401
Accumulated deficit	$(10,022,240)	$(757,235)	$(10,779,475)
Total stockholders’ deficit	$(10,019,053)	$(757,235)	$(10,776,288)
Total liabilities and stockholders’ deficit	$25,292,623	$(1,924,507)	$23,368,116

The impact of the restatements on the line items within the previously reported Audited Consolidated Statement of Operations for the years ended December 31, 2023 and 2022 previously filed in is as follows:

Statement of Operations for the year ended December 31, 2022	As Previously Reported	Adjustment	As Restated
Revenue, net	$12,343,745	$(2,725,816)	$9,617,929
Cost of goods sold	$10,648,868	$(1,995,893)	$8,652,975
Gross profit	$1,694,877	$(729,923)	$964,954
Sales and marketing expenses	$299,388	$106,058	$405,446
General and administrative expenses	$3,285,140	$(194,716)	$3,090,424
Provision for credit losses	$-	$15,000	$15,000
Depreciation and amortization expenses	$72,303	$(13,411)	$58,892
Total operating expenses	$3,656,831	$(87,069)	$3,569,762
Loss from operations	$(1,961,954)	$(642,854)	$(2,604,808)
Loss on sale of asset	$(56,454)	$(56,338)	$(112,792)
Consignment income	$539,659	$(238,723)	$300,936
Other income (expense), net	$38,699	$(42,573)	$(3,874)
Total other income, net	$502,904	$(337,634)	$165,270
Net loss	$(1,459,050)	$(980,488)	$(2,439,538)
Net loss per common share, basic and diluted	$(0.06)	$(0.04)	$(0.10)

Statement of Operations for the year ended December 31, 2023	As Previously Reported	Adjustment	As Restated
Revenue, net	$15,123,596	$4,369,010	$19,492,606
Cost of goods sold	$10,874,358	$4,095,325	$14,969,683
Gross profit	$4,249,238	$273,685	$4,522,923
Sales and marketing expenses	$487,586	$154,245	$641,831
General and administrative expenses	$5,240,230	$(95,629)	$5,144,601
Provision for credit losses	$-	$123,562	$123,562
Depreciation and amortization expenses	$156,962	$(8,199)	$148,763
Total operating expenses	$5,884,778	$173,979	$6,058,757
Loss from operations	$(1,635,540)	$99,706	$(1,535,834)
Consignment income	$86,370	$19,983	$106,353
Other income, net	$85,142	$(19,193)	$65,949
Total other income (expense), net	$(481,917)	$790	$(481,127)
Loss before income tax benefit	$(2,117,457)	$100,496	$(2,016,961)
Income tax benefit	$515,444	$322,611	$838,055
Net loss	$(1,602,013)	$423,107	$(1,178,906)
Net loss per common share, basic and diluted	$(0.07)	$0.02	$(0.05)

The impact of the restatements on the line items within the previously reported Audited Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2023 and 2022, previously filed is as follows:

Statement of Changes in Stockholders’ Deficit for the year ended December 31, 2022	As Previously Reported	Adjustment	As Restated
Additional paid in capital:
Stockholder contributions	$2,474	$(2,474)	$-
Balance – December 31, 2022, restated	$2,474	$(2,474)	$-
Accumulated Deficit:
Balance – January 1, 2022, restated	$(3,662,933)	$(218,743)	$(3,881,676)
Balance – January 1, 2022, restated	$(3,664,333)	$(218,743)	$(3,883,076)
Stockholder distributions	$(280,635)	$280,635	$-
Net loss	$(1,459,050)	$(980,488)	$(2,439,538)
Balance – December 31, 2022, restated	$(5,404,018)	$(918,596)	$(6,322,614)
Total stockholders’ deficit
Balance – December 31, 2021, restated	$(3,661,933)	$(218,743)	$(3,880,676)
Stockholder contributions	$2,474	$(2,474)	$-
Net loss	$(1,459,050)	$(980,488)	$(2,439,538)
Balance – December 31, 2022, restated	$(5,399,144)	$(921,070)	$(6,320,214)

Statement of Changes in Stockholders’ Deficit for the year ended December 31, 2023	As Previously Reported	Adjustment	As Restated
Additional paid in capital:
Assets and liabilities assumed from the SPAC	$(97,221)	$2,474	$(94,747)
Accumulated Deficit:
Stockholder distributions	$(2,350,720)	$21,363	$(2,329,357)
Forgiveness of stockholder loans	$-	$(280,635)	$(280,635)
Assets and liabilities assumed from the SPAC	$(665,489)	$(2,474)	$(667,963)
Net loss	$(1,602,013)	$423,107	$(1,178,906)
Balance – December 31, 2023	$(10,022,240)	$(757,235)	$(10,779,475)
Total stockholders’ deficit
Stockholder distributions	$(2,350,720	$21,363	$(2,329,357)
Net loss	$(1,602,013)	$423,107	$(1,178,906)
Balance – December 31, 2023	$(10,019,053)	$(757,235)	$(10,776,288)

The impact of the restatements on the line items within the previously reported Audited Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, previously filed is as follows:

Statement of Cash Flows for the year ended December 31, 2022	As Previously Reported	Adjustment	As Restated
Net loss	$(1,459,050)	$(980,488)	$(2,439,538)
Adjustments to reconcile net income to net cash
Depreciation expense	$72,303	$(13,411)	$58,892
Provision for credit losses	$-	$15,000	$15,000
Loss on sale of asset	$56,454	$56,338	$112,792
Changes in operating assets and liabilities
Accounts receivable	$-	$(127,125)	$(127,125)
Inventories	$(703,330)	$(1,870,620)	$(2,573,950)
Prepaid and other current assets	$(61,669)	$59,984	$(1,685)
Accounts payable	$227,682	$212,092	$439,774
Accrued expenses	$41,953	$19,346	$61,299
Deferred revenue and customer deposits	$2,783,050	$2,743,067	$5,526,117
Other payable	$302,767	$(111,708)	$191,059
CASH PROVIDED BY OPERATING ACTIVITIES	$1,494,130	$2,475	$1,496,605
CASH FLOWS FROM FINANCING ACTIVITIES
Cash contributed by stockholders	$(2,474)	$2,474	$-
CASH USED IN FINANCING ACTIVITIES	$(278,161)	$(2,474)	$(280,635)

Statement of Cash Flows for the year ended December 31, 2023	As Previously Reported	Adjustment	As Restated
Net loss	$(1,602,013)	$423,107	$(1,178,906)
Adjustments to reconcile net income to net cash
Depreciation expense	$156,962	$(8,199)	$148,763
Provision for credit losses	$-	$123,562	$123,562
Changes in operating assets and liabilities
Accounts receivable	$(481,815)	$973,808	$491,993
Inventories	$(5,733,692)	$3,919,851	$(1,813,841)
Prepaid and other current assets	$34,413	$(59,984)	$(25,571)
Deferred tax asset	$(515,444)	$(322,611)	$(838,055)
Accounts payable	$281,319	$(81,783)	$199,536
Accrued expenses	$493,576	$43,368	$536,944
Deferred revenue and customer deposits	$3,430,482	$(4,733,249)	$(1,302,767)
Other payable	$1,171,581	$127,756	$1,299,337
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2,401,568)	$405,626	$(1,995,942)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of assets	$554,815	$(55,499)	$499,316
CASH FLOWS PROVIDED BY (USED IN INVESTING ACTIVITIES	$554,815	$(55,499)	$499,316
CASH FLOWS FROM FINANCING ACTIVITIES
Assets and liabilities assumed from Business Combination
Cash distributed to stockholders	$(97,221)	$(665,489)	$(762,710)
CASH USED IN FINANCING ACTIVITIES	$(2,533,721)	$204,364	$(2,329,357)
CASH USED PROVIDED BY(USED IN) FINANCING ACTIVITIES	$7,575,712	$(461,126)	$7,114,586

3. LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, the Company had cash and cash equivalents of approximately $8.1 million and working capital deficit of approximately $2.0 million.

The Company’s primary source of operating funds since inception has been from cash receipts from sales and proceeds from loan payable. Immediately prior to the closing of the Business Combination on December 12, 2023, the Company executed and delivered to the Lender a senior secured convertible note (the “December Convertible Note”), in exchange for a loan in the principal amount of $15,819,209. The Convertible Note shall accrue interest at an annual rate equal to the Prime Interest rate plus 5% per annum which is payable monthly in cash or, upon the Company’s option, in securities of the Company provided certain conditions are met at the increased interest rate of the Prime Interest rate plus 8% per annum. The Company is required to pay a late charge of 12% per annum (“Late Charges”) on any amount of principal or other amounts that are not paid when due. The Convertible Note is convertible into shares of Company Common Stock at the option of the Lender at a conversion price of $10.00 per share, subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the Company Common Stock issuable upon conversion of the Convertible Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $6.00. The note has a three-year term. On August 9, 2024, the Company executed an additional senior secured convertible note (the “August Note”), in exchange for a loan in the principal amount of $1,154,681. The August Note has the same terms of the December Note. On January 8, 2025, the Company executed an additional senior secured convertible note (the “January Note”) in exchange for a loan in the principal amount of $1,724,100. The January Note has the same terms as the December Note and the August Note.

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

No one customer exceeded 10% of revenue for the years ended December 31, 2023 and 2022.

Product Revenue – Parts and Builds

The Company generates revenue through the sale of Land Rover vehicles directly to customers. The Company considers the build/sales contracts to be the contracts with the customer. There is a single performance obligation in all the Company’s contracts, which is to build a vehicle based on customer specifications, transfer title and shipping terms in the arrangement. Product revenue is recognized when the product build is completed, and title has been transferred. The Company concluded that this was the appropriate time to record revenue based on the following criteria. (1) ECD has a right to full payment for the product. (2) The customer has legal title to the product and (3) The customer has the significant risks and rewards of ownership of the asset. There are certain build contacts, “owner donor vehicles” where title remains with the customer for the entire project. Under these contracts, revenue is recognized at a point in time when the truck is delivered back to the customer.

Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives approximately 25% to 50% of the total consideration of the contract from its customers as acceptance of the contract, which is initially recorded as deferred revenue. Upon completion of the build the remaining 50% is billed and initially recorded as deferred revenue and recognized as net revenue when the product build is completed, and title is legally transferred.

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

Disaggregation of Revenue

The following table summarizes the Company’s net revenues disaggregated by product category:

	Year Ended December 31
	2023	2022
	As Restated	As Restated
Parts	$41,341	$98,694
Builds	19,317,837	9,345,535
Service	30,950	31,469
Warranty	102,478	142,231
Total revenues, net	$19,492,606	$9,617,929

Contract Liability and remaining performance obligations

	2023	2022
	As Restated	As Restated
Beginning balance, January 1	$17,493,628	$11,932,645
Additional deposits received	17,454,370	14,991,842
Revenue Recognized during the year at a point-in-time	(18,757,137)	(9,430,859)
Ending balance, December 31	$16,190,861	$17,493,628

As of December 31, 2023 and 2022, the Company had customer deposits in the amount of $8,326,469 and $10,043,817, respectively and deferred revenue of $7,864,392 and $7,449,811. The customer deposits, performance obligations not yet completed, and deferred revenue are typically recognized in revenue at a point in time within the next twelve months as the custom build vehicles are delivered and title has been transferred to customers.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The Company had trade accounts receivable of $138,541 as of December 31, 2023 and a recorded allowance for doubtful accounts of $138,541, resulting in a net trade accounts receivable balance of $0. The Company had trade accounts receivable of $630,555 as of December 31, 2022, and a recorded allowance for doubtful accounts of $15,000, resulting in a net trade accounts receivable balance of $615,555.

No one customer exceeded 10% of accounts receivable as of December 31, 2023. As of December 31, 2022, amounts due from four customers exceeded 10% of accounts receivable individually and totaled approximately 94% of accounts receivable in the aggregate.

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

Sales and Marketing

The Company follows the policy of charging the costs of sales and marketing to expense as incurred. The Company charged to operations $641,831 and $405,446 as sales and marketing costs for the years ended December 31, 2023 and 2022, respectively.

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

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815-40 (“ASC 815”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its Common Stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. The Company accounts for the Common Share Warrants and the Preferred Share Warrants (as defined in Note 13) (collectively, with the Common Share Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

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

Convertible Note

The Company determined the fair value option of the Convertible Note, as described in Note 12, was not appropriate. As such, the Company accounted for the Convertible Note, analyzing the conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This standard requires a new method for recognizing credit losses that is referred to as the current expected credit loss (“CECL”) method. The CECL method requires the recognition of all losses expected over the life of a financial instrument upon origination or purchase of the instrument unless the Company elects to recognize such instruments at fair value with changes in profit and loss (the fair value option). This standard is effective for the Company for fiscal years beginning after December 15, 2022. The Company opted to early adopt ASU 2016-13 as of December 31, 2022 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

The following table reconciles the elements of the Business Combination to the consolidated statement of changes in stockholders’ deficit for the period ended December 31, 2023:

Cash-trust and cash, net of redemptions	$241,329
Less: transaction expenses paid	(241,329)
Net proceeds from the Business Combination	—
Less: recognition of SPAC closing balance sheet	(762,710)
Reverse recapitalization, net	$(762,710)

The number of shares of Common Stock issued immediately following the consummation of the Business Combination were:

EFHAC Class A common stock, outstanding prior to the Business Combination	11,500,000
Less: Redemption of EFHAC Class A common stock	(11,477,525)
Class A common stock of EFHAC	22,475
EFHAC public rights shares outstanding	1,437,500
EFHAC founder shares outstanding	2,875,000
EFHAC private shares outstanding	257,500
EFHAC private rights shares outstanding	32,187
EFHAC shares issued to EF Hutton (underwriter) (1)	750,000
Business Combination shares	5,374,662
ECD Shares	26,500,000
Common Stock immediately after the Business Combination	31,874,662

(1)	Excludes 25,000 shares granted to Ben Piggott which were issued in January 2024, and recorded as a share issuance liability in other payable on the consolidated balance sheet at December 31, 2023.

The number of ECD shares was determined as follows:

	ECD Shares	ECD Shares after conversion ratio
Class A Common Stock (before Defender SPV shares)	100	24,000,000

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

6. INVENTORIES

Inventories consisted of the following:

	December 31,
	2023	2022
	As Restated	As Restated
Inventory – work in progress	$1,494,795	$1,378,822
Inventory – work in progress shipping and consumables	373,979	276,670
Inventory – work in progress labor	421,880	347,773
Resale inventory	1,110,620	-
Overhead allocated to inventory	458,258	558,168
Finished goods	5,748,234	5,232,492
Total inventory	$9,607,766	$7,793,925

7. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	December 31,
	2023	2022
		As Restated
Prepaid expenses	$34,006	$4,785
Stockholder loans	-	280,635
Advances to employees	-	3,650
	$34,006	$289,070

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2023	2022
	As Restated	As Restated
Computer equipment	$10,636	$10,636
Office furniture	36,412	36,412
Manufacturing equipment	647,875	629,920
Vehicles	456,360	—
	1,151,283	676,968
Less: accumulated depreciation	(238,186)	(114,424)
	$913,097	$562,544

Depreciation expense related to the Company’s property and equipment was $123,762 and $58,892 for the years ended December 31, 2023 and 2022, respectively, which were included in the accompanying consolidated statements of operations.

9. LEASES

Prior to 2022, the Company entered into several lease renewal agreements with landlord whereby the Company agreed to lease office space in Kissimmee, Florida. All of these lease renewal agreements expired during the year ended December 31, 2022. The leases had rental payments from $1,423 per month to $2,801 per month.

On August 11, 2021, the Company entered into a lease agreement, whereby the Company agreed to lease office space in Kissimmee, Florida for a term of 137 months following the lease commencement date. The lease commencement date was not identified until July 15, 2022 when the Company entered into the First Amendment to the original lease agreement, pursuant to which the commencement date would be July 1, 2022. The Company will owe monthly rental payments ranging from $6,512 to $50,039 over the term of the lease. On January 1, 2022, the Company recorded right-to-use asset and lease liability of $3,889,555 using the Company’s estimated incremental borrowing rate of 6.3%.

The Company also has a five-year lease in the UK for office space expiring December 16, 2026. The Company will owe monthly rental payments ranging from $3,092 to $3,401 over the term of the lease. The Company recorded a right-to-use asset and lease liability of $161,047 using the Company’s estimated incremental borrowing rate of 6.3%.

On March 23, 2023, the Company entered into a lease agreement, whereby the Company agreed to lease warehouse space I Kissimmee, Florida for a term of 37 months following the lease commencement date beginning on or about of March 26, 2023. The Company will owe monthly rental payments ranging from $5,844-$6,171 over the term of the lease. The Company recorded right-to-use asset and lease liability of $196,796 using the Company’s incremental borrowing rate of 6.3%.

Maturity analysis under the lease agreements are as follows:

Total
2024	$557,703
2025	575,360
2026	535,719
2027	492,318
2028	508,885
2029 and beyond	2,765,250
5,435,235
Less: present value discount	(1,393,149)
Lease liability	$4,042,086

Lease expense for the years ended December 31, 2023 and 2022 was $591,588 and $189,893, respectively.

Qualitative information regarding the Company’s leases is as follows:

	The Years Ended December 31,
	2023	2022
Lease expenses
Operating lease expenses	$591,588	$189,893
Variable and other lease costs	5,395	-
Total lease cost	$596,983	$189,893
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$506,783	$91,392
Weighted-average remaining lease term (in years):
Operating leases	9.53	10.72
Weighted-average discount rate:
Operating leases	6.3%	6.3%

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31
	2023	2022
	As Restated	As Restated
Accrued commission	$6,000	$6,000
Accrued interest	113,000	—
Accrued bonuses	150,000	—
Accrued expenses, other	131,859	—
Warranty reserve	89,430	75,735
Accrued payroll	289,406	161,016
	$779,695	$242,751

11. OTHER PAYABLE

Other payable consisted of the following:

	December 31
	2023	2022
	As Restated	As Restated
PPG payable (as defined below)	$167,042	$238,026
Income tax payable	1,115,559	—
Share issuance liability	250,000
Other	17,262	12,500
	$1,549,863	$250,526

On February 1, 2022, the Company entered into an Exclusive Supplier Agreement with a third party, pursuant to which the third party issues a pre-bate in the amount of $277,642 to the Company in exchange for the Company’s commitment to make purchases of the third party’s products in the amount of $1,506,349 (“PPG Payable”). The Company used the $277,642 as working capital or otherwise in the operation of the Company’s collision center business. The outstanding balance on the PPG payable was $167,042 and $238,026 recorded as other payable in the accompanying consolidated balance sheet as of December 31, 2023 and 2022 respectively.

12. LOAN PAYABLE

On December 15, 2021, the Company entered into a Letter of Credit Agreement with a third party, pursuant to which the Company borrowed $500,000 from the third party bearing no interest and due on December 15, 2023. As additional consideration for the loan, the Company agreed to pay the third party an amount equal to 20% of the Company’s gross profits in connection with the Company’s resales commissions during the term of the agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of ECD – Other Income and Expenses – Resale Commissions Income”. As of December 31, 2022, the Company had accrued $6,000 of commission to be paid to such third party (see Note 7).

The loan balance outstanding as of December 31, 2022, was $500,000. The loan was repaid on December 12, 2023, in connection with the closing of the Business Combination.

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

The Convertible Note includes an original issue discount of $2,119,209 and debt issuance costs of $3,088,883. As of December 31, 2023, the Company recorded $42,901 of amortization expense of the debt discount in the consolidated statement of operations. The unamortized debt discount is expected to be recognized over the next 35.5 months. As of December 31, 2023 and 2022, accrued interest on the Convertible Note in the consolidated balance sheets was $113,000 and $0, respectively.

The Convertible Note contains an embedded conversion feature that requires bifurcation from the debt host as an embedded derivative under ASC 815-10-15-83 “Definition of a Derivative”. As a result, a portion of the proceeds representative of the fair value of the embedded derivative is required to be attributed to the embedded feature at inception and will be remeasured each reporting period with any changes in fair value recognized within earnings.

The table below summarizes the outstanding Convertible Note as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Principal value of Convertible Note	$15,819,209	$-
Debt discount, net of amortization	(5,164,765)	$-
Convertible Note payable	$10,654,444	$-

NOTE 13. WARRANT LIABILITIES

As part of the Senior Secured Convertible Note, entered on December 12, 2023, the Company issued warrants to Defender SPV, LLC where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Common Share Warrants”). Simultaneously on December 12, 2023, with the issuance of the Series A Convertible Preferred Stock, Company issued warrants (the “Preferred Shares Warrants”) where each warrant allows the holder to purchase one share of the Company’s Series A Preferred Stock at $17.58 per share. As of December 31, 2023 and 2022, there were 1,091,525 Common Share Warrants and 15,819 Preferred Share Warrants outstanding and no warrants outstanding, respectively.

The Common Share warrants expire on the seventh anniversary of the issuance date provided that (x) if the Holder fails to acquire at least $14 million in aggregate principal amount of Senior Secured Convertible Notes at or prior to the Business Combination Closing, or (y) if a Holder Optional Redemption (as defined below) occurs prior to the time of consummation of the Business Combination, the Common Share Warrant would automatically terminate and be null and void. At any time after the tenth (10th) Business Day prior to the Maturity Date, any Holder may require the Company to redeem (a “Maturity Redemption”) all or any number of Preferred Shares held by such Holder at a purchase price equal to 100% of the Conversion Amount of such Preferred Shares.

Once the Common Share Warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	upon written notice of redemption given after the warrants become exercisable to each warrant holder; and

●	At any time on or after the initial date on which either (i) the shares of Common Stock of the Company are registered after the 1934 Act or (ii) any publicly traded common equity (or equivalent security) of any Successor Entity (or Parent Entity, as applicable) are issued in exchange for the Comon Stock in the applicable Business Combination or other similar transaction (such applicable entity, the “Successor Public Company”), in either case, whether as a result of a public offering, Business Combination, recapitalization reorganization or otherwise (the “Public Company Date”) but not after 11;59 p.m., New York time, on the Expiration Date.

The Preferred Share Warrants expire on the eighteen (18) month anniversary of the date of the Business Combination (or such later date as extended by written consent of the Company and the Holder.

Once the Preferred Share Warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	upon written notice of redemption given after the warrants become exercisable to each warrant holder; and

●	At any time on or after the later of (x) the Issuance Date and (y) the date all of the Initial Preferred Shares have been converted in full, but not after 11:59 p.m., New York Time, on the Expiration Date.

The Common Share Warrants and the Preferred Share Warrants are recognized as derivative liabilities in accordance with ASC 805. Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the issuance date with the offsetting entry to debt discount. The carrying value of the instruments will be adjusted to fair value through other income (expense) on the consolidated statement of operations at each reporting period until they are exercised. As of December 31, 2023, the fair value of the Common Share Warrants and the Preferred Share Warrants liabilities are presented within warrant liabilities on the consolidated balance sheet.

NOTE 14. FAIR VALUE MEASUREMENTS

The Company accounts for certain assets and liabilities at fair value and classifies these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Assets and liabilities subject to fair value measurements are as follows:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities – Common Share Warrants	$-	$-	$26,283	$26,283
Warrant liabilities – Preferred Share Warrants	-	-	-	-
Derivative Liability	-	-	2,724	2,724
Total liabilities	$-	$-	$29,007	$29,007

There were no warrant liabilities or derivative liabilities as of December 31, 2022.

The Common Share Warrants and the Preferred Share Warrants were valued using a Black-Scholes option pricing model utilizing assumptions related to the contractual terms of the instruments, estimated volatility of the price of the Common Stock and current interest rates.

The following table provides quantitative information regarding Level 3 fair value measurements for Common Share Warrants and Preferred Share Warrants as of December 31, 2023.

	Preferred Share Warrant December 31, 2023	Common Share Warrant December 31, 2023
Exercise price	$17.58	$11.50
Share price	$1.23	$1.23
Volatility	40.65%	40.65%
Expected life	1.00	5.95
Risk-free rate	4.01%	4.01%
Dividend yield		-

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis.

	Common Share Warrants	Preferred Share Warrants	Warrant Liability
Fair value as of December 31, 2022	$-	$-	$-
Initial measurement, December 31, 2023	26,283	-	26,283
Fair value as of December 31, 2023	$26,283	$-	$26,283

The conversion upon the event of default derivative liability of the Convertible Promissory Note was valued using a Black Scholes option pricing model terms related to the terms of the Convertible Promissory Note (see Note 12), estimated volatility of the price of the Common Stock and current interest rates.

The following table provides quantitative information regarding Level 3 fair value measurements for the conversion upon the event of default derivative liability as of December 31, 2023.

December 31, 2023
Exercise price	$10.00
Share price	$1.23
Volatility	40.65%
Expected life	2.95
Risk-free rate	4.01%
Dividend yield	-

The following table presents a summary of the changes in the fair value of the conversion upon the event of default derivative liability, a Level 3 liability, measured on a recurring basis.

Derivative liability
Fair value as of December 31, 2022	$-
Initial measurement, December 31, 2023	2,724
Fair value as of December 31, 2023	$2,724

There was no derivative liability as of December 31, 2022.

15. INCOME TAXES

Historically, ECD was an S Corporation and as such, the Company was not directly liable for income taxes for federal purposes. As of the date of the Business Combination (December 2023), the operations of the Company ceased to be taxed as an S Corporation resulting in a change in tax status for federal and state income tax purposes. This change in tax status requires immediate recognition of any deferred tax assets or liabilities as of the transaction date as the Company will now be directly liable for income taxes. The recognition of these initial deferred balances, if any, would be recorded as an additional tax expense in the period of the transaction. In addition, the Company will accrue current and deferred tax expense based on ongoing activity from that date.

The components of the provision (benefit) for income taxes were as follows (in thousands):

For the year ended December 31, 2023
Deferred:
Federal	$(656,193)
State and local	(181,862)
Foreign	(127,915)
Total deferred provision (benefit)	(965,970)
Change in valuation allowance	127,915
Total provision (benefit) for income taxes	$838,055

The effective tax rate differs from the statutory tax rates as follows (in thousands):

For the year ended December 31, 2023
Tax at statutory federal rate	21.00%
State income tax	5.39%
Change in tax status	9.11%
Foreign tax rate differential	0.77%
Valuation allowance	(4.80)%
Other	(0.04)%
Provision (benefit) for income taxes	31.43%

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.

The components of the deferred income tax assets and liabilities were as follows (in thousands):

December 31, 2023
Deferred tax assets:
Net operating losses and tax credit carry-forward	$708,879
Lease liabilities	1,024,083
Organizational start-up costs	176,689
Bonus accrual	38,017
Warranty reserve	22,666
OID on convertible notes	6,414
Gross deferred tax asset	$1,976,848
Less valuation allowance	(127,915)
Net deferred tax asset	$1,848,933
Deferred tax liabilities:
Depreciation expense	$57,417
Right of use assets	953,461
Total deferred tax liability	$1,010,878
Net deferred tax asset (liability)	$838,055

As of December 31, 2023, the Company had federal net operating losses of approximately $2.3 million and state net operating loss carryforwards of approximately $2.3 million. As of December 31, 2023, the Company had foreign net operating loss carryforwards of approximately $0.5 million. The federal, state and foreign net operating loss carryforwards generated in tax year 2023 will never expire. Certain Net Operating Losses in these jurisdictions are not subject to expiration. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

ASC 740,  Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, the Company has only recorded a valuation allowance against its foreign deferred tax assets at December 31, 2023 because management has determined that it is more likely than not that the Company will recognize the benefits of its federal and state deferred tax assets, but not for its foreign deferred tax assets, primarily due to its lack of revenue generating operations since inception.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued total penalties and interest of $0 during the year ended December 31, 2023 and in total, as of December 31, 2023 has recognized penalties and interest of $0.

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

16. REDEEMABLE PREFERRED STOCK

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

17. STOCKHOLDERS’ DEFICIT

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

Warrants — As part of EFHAC’s initial public offering (“IPO”), EFHAC issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, EFHAC completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. At December 31, 2023, there are 11,500,000 Public Warrants and 257,500 Private warrants outstanding.

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

18. RELATED PARTY TRANSACTIONS

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

Certain Transactions of ECD

Beginning on January 5, 2021, ECD entered into a verbal agreement with Overland Auto Transport Inc d/b/a Luxury Automotive Transport (“TransportCo”), a company which is 100% owned by Ashley Humble, Thomas Humble’s father, and has ECD as its only customer. Thomas Humble, an officer and director of ECD, and Elliot Humble, and officer of ECD, are both directors of TransportCo, however they receive no compensation for their services to TransportCo. TransportCo assists ECD with the intermediation of transportation services for ECD’s products, by locating providers of and booking the required services. TransportCo offers ECD competitive pricing for its services. The total payments to TransportCo under this agreement were $247,1923 and $196,425 in 2022 and 2023, respectively. On September 27, 2023, we entered into a written agreement with TransportCo (the “TransportCo Agreement”) covering the services TransportCo provides to ECD and the compensation paid for such services.

On January 11, 2022, ECD entered into verbal agreements with Wallace USA, a company owned by Scott Wallace and his wife Karen Wallace, pursuant to which Wallace USA provides administrative services to ECD including the management of ECD’s Warranty Department. Payments by ECD to Wallace USA under this agreement amounted to $51,996 in 2022, respectively. As of the date of this annual report, we are in the process of entering into a written agreement with Wallace USA on the terms mentioned in the immediately preceding sentence.

The following table shows the Company’s expenses incurred with related parties and the relationship:

		Year Ended December 31
	Relationship	2023	2022
Luxury Automotive Transport, Inc.	Company owned by stockholder’s relative	$196,425	$247,193
British Food Stop	Company owned by stockholders’ relative	16,336	-
Wallace USA	Company owned by stockholder	-	51,996
Karen Wallace	Stockholder’s relative	-	1,331
Total expenses, net		$212,761	$300,520

19. SUBSEQUENT EVENTS

Subsequent events have been evaluated through 18, 2025, which represents the date the financial statements were available to be issued, and no events, other than disclosed below have occurred through that date that would impact the financial statements.

ECD’s Nasdaq Listing

As previously disclosed in ECD’s Current Report on Form 8-K filed on February 16, 2024, on February 14, 2024, ECD received a notice (the “February Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company’s listed securities failed to comply with the $50,000,000 market value of listed securities (“MVLS”) requirement for continued listing on The Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(2)(A).

As previously disclosed in ECD’s Current Report on Form 8-K filed on March 8, 2024, on March 7, 2024, ECD received another Notice from Nasdaq, stating that the Company’s listed securities failed to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $15,000,000 which is a requirement for continued listing on The Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(2)(C).

On August 13, 2024, ECD received a delisting notice from Nasdaq stating that ECD had not regained compliance with the Nasdaq Listing Rule 5450(b)(2)(A) as of August 12, 2024. ECD requested an appeal of the delisting determination before the Nasdaq Hearings Panel (the “Panel”) which stayed any suspension or delisting of ECD’s securities pending the hearing before the Panel that was scheduled for September 26, 2024.

As previously disclosed in ECD’s Current Report on Form 8-K filed on September 16, 2024, on September 11, 2024, ECD received a notice that Nasdaq approved ECD’s application to list its shares of common stock on the Nasdaq Capital Market. ECD securities commenced trading on the Nasdaq Capital Market at the opening of business on September 13, 2024, and the August 13, 2024 delisting notice and the pending the hearing before the Panel have been withdrawn and cancelled as moot.

As previously disclosed in ECD’s Current Report on Form 8-K filed on December 11, 2024, on December 6, 2024, ECD received a notice (the “December Notice”) from Nasdaq notifying the Company that, because the Company is delinquent in filing its Form 10-Q for the quarter ended September 30, 2024, the Company no longer complies with Nasdaq Listing Rule 5250(c)(1) which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC. The Notice provided that the Company shall have 60 calendar days to submit a plan to regain compliance with the Listing Rule, and if Nasdaq accepts the Company’s plan, Nasdaq can grant the Company an exception of up to 180 calendar days from the Filing’s due date, or until May 19, 2025, to regain compliance with the Listing Rule. ECD is diligently working to complete its Form 10-Q for the quarter ended September 30, 2024, and expects to complete and file the Form 10-Q for the quarter ended September 30, 2024 with the SEC to regain compliance with the Listing Rule prior to the expiration of the 60 day period. By letter, dated January 31, 2025, ECD provided Nasdaq a plan to regain compliance with the Listing Rule and requested Nasdaq to grant ECD an exception until May 19, 2025 to regain compliance with the Listing Rule. ECD is currently waiting for Nasdaq’s response to the January 31, 2025 letter.

As previously disclosed in ECD’s Current Report on Form 8-K filed on February 7, 2025, ECD received a notice on February 5, 2025 (the “February 2025 Notice”) from Nasdaq notifying the Company that the Company’s common stock failed to maintain a minimum bid price of $1 per share, based upon the closing bid price for the last 30 consecutive business days. Accordingly the Company failed to comply with Rule 5550(a)(2) the Nasdaq Listing Rules (the “Rules”). The February 2025 Notice has no immediate effect on the listing of the Company’s common stock on Nasdaq. Rule 5810(c)(3)(A) provides the Company a compliance period of 180 calendar days, or until August 4, 2025, in which to regain compliance. If at any time during this 180 day period the closing bid price of the Company’s common stock is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide the Company written confirmation of compliance with the Rules and this matter will be closed. If the Company does not regain compliance within the compliance period, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that the Company’s securities will become subject to delisting. In such event, Nasdaq rules would permit the Company to appeal the decision to reject any delisting determination to a Nasdaq Hearings Panel.

Brand New Muscle Car Acquisition

On April 3, 2024, ECD entered into an Asset Purchase Agreement with BNMC Continuation Cars LLC, an Oklahoma limited liability company and David W. Miller II (collectively the “Sellers”), pursuant to which the Company agreed to purchase certain assets relating to vehicle builds, including the trademark “Brand New Muscle Car,” from the Sellers in exchange for $1.5 million (the “Purchase Price”), see ECD’s Current Report on Form 8-K filed on April 5, 2024.

As previously disclosed in ECD’s Current Report on Form 8-K filed on April 30, 2024, on April 24, 2024, ECD entered into an Amended and Restated Asset Purchase Agreement (the A&R Asset Purchase Agreement”) with Sellers, pursuant to which the Company agreed to purchase certain assets relating to vehicle builds, including the trademark “Brand New Muscle Car” (the “Purchased Assets”) from Sellers in exchange for up to $1.25 million. The price for the Purchased Assets under the A&R Asset Purchase Agreement shall be equal to $950,000 plus up to an additional $300,000, in increments of $100,000, for each new vehicle build the Sellers can refer to the Company that are actually accepted by the Company on or before June 24, 2024 (the “A&R Purchase Price”). The A&R Purchase Price will be paid to Seller by the issuance of such number of shares of Common Stock equal to (a) the A&R Purchase Price divided by (b) the closing price of the Common Stock on the five month anniversary of the closing date (the “Consideration Shares”). The A&R Purchase Price will be paid by the Company to the Sellers by the issuance of the Consideration Shares within three (3) business days of the five month anniversary of the closing date. The closing of the transactions contemplated by A&R Asset Purchase Agreement are subject to customary representations, warranties, covenants and closing conditions.

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

Investor Relations and Marketing Services Agreements

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

Floor Loan

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

Black Dog Traders Agreements

On June 4, 2024, ECD entered into agreements with Black Dog Traders to produce branded classic Toyota FJ SUVs. Black Dog Traders specializes in customizing and modernizing Toyota Land Cruisers. Tailor-made in Dallas Texas to go anywhere and do anything. The perfect blend of classic and modern, with an emphasis on performance and comfort. For more information, visit www.blackdogtraders.com.

On June 4, 2024, ECD entered into a strategic partnership agreement (the “Black Dog Agreement”) with DOJA, LLC (the “Representative”), pursuant to which the Representative is engaged to refer potential clients to ECD who are interested in purchasing certain vehicles, and the Representative grants to ECD an exclusive, revocable, non-transferable, non-sublicensable license, with the right to use the mark “BLACK DOG TRADERS” (the “Mark”) solely with respect to certain vehicles, and also the right of first refusal to hold an exclusive license to use the Mark in connection with any automobiles other than those certain vehicles. The Representative shall receive a fee in connection with each of the following: (i) ECD’s sale of certain vehicles to a customer as a result of the Representative’s referral, or (ii) ECD’s sale of certain vehicles if such vehicles are branded with the Mark but where the Representative did not make the referral.

On June 4, 2024, ECD entered into a consulting agreement (“Black Dog Consulting Agreement”) with Austin R. Peterson, founder and owner of Black Dog Traders, pursuant to which Austin R. Peterson shall provide consulting services, and ECD shall pay Austin R. Peterson in the amount of $15,000 per month.

Private Sales of Securities

As previously disclosed in ECD’s Current Report on Form 8-K filed on August 12, 2024, on August 8, 2024, ECD and Theodore Duncan entered into a securities subscription agreement (the “August 2024 Subscription Agreement”), pursuant to which ECD issued and sold in a private transaction 1,000,000 shares of Common Stock and a warrant agreement to purchase 100,000 shares of Common Stock at an exercise price of $0.01 per share (the “Warrant Agreement”) to Theodore Duncan for an aggregate purchase price of $1,000,000.

As previously disclosed in ECD’s Current Report on Form 8-K filed on January 16, 2024, on January 11, 2024, ECD and Benjamin Piggott entered into a securities subscription agreement (the “January 2024 Subscription Agreement”), pursuant to which ECD issued and sold in a private transaction 25,000 shares of Common Stock to Benjamin Piggott at a price of $10.00 per share or an aggregate purchase price of $250,000.00.

Additional Financings from Defender SPV LLC

As previously disclosed in ECD’s Current Report on Form 8-K filed on August 12, 2024, as amended on August 16, 2024, on August 9, 2024, ECD entered into a securities purchase agreement (the “August SPA”) with Defender SPV LLC (the “Lender”) pursuant to which the Lender agreed to waive the pre-existing events of default that occurred under the December Note and the Company Preferred Stock and the Company agreed to execute and deliver to the Lender a senior secured convertible note (the “August Note”), in exchange for a loan in the principal amount of $1,154,681.

The August SPA also provides that in connection with the August Note, the Company will also issue to the Lender at no additional cost 300,000 shares of Common Stock and a warrant to purchase 79,673 shares of Common Stock at an exercise price of $11.50 per share (the “Common Share Warrant”).

As previously disclosed in ECD’s Current Report on Form 8-K filed on January 14, 2025, on January 8, 2025, the Company entered into a securities purchase agreement (the “January 2025 SPA”) with the Lender pursuant to which the Lender agreed to waive the pre-existing events of default that occurred under the August Note and the Company Preferred Stock and the Company agreed to execute and deliver to the Lender a senior secured convertible note (the “January 2025 Note”), in exchange for a loan in the principal amount of $1,724,100.

The January 2025 SPA also provides that in connection with the January 2025 Note, the Company will also issue to the Lender at no additional cost 500,000 shares of Common Stock and a warrant, dated January 13, 2025, to purchase 398,364 shares of Common Stock at an exercise price of $11.50 per share (the “Common Share Warrant”).

Black Bridge Referral Agreement

On August 22, 2024, ECD entered into a referral agreement (the “Black Bridge Referral Agreement”) with Black Bridge Motors, LLC (“Black Bridge) to produce branded classic Land Rover Defender SUVs at ECD’s Kissimmee, Florida facility. Black Bridge offers re-engineered solutions to classic car ownership that provides a modern driving experience while retaining the vehicle's iconic design. For more information, visit www.blackbridgemotors.com.

Pursuant to the Black Bridge Referral Agreement, Black Bridge is engaged to refer potential clients to ECD who are interested in purchasing certain vehicles, and Black Bridge grants to ECD an exclusive, revocable, non-transferable, non-sublicensable license, with the right to use its branding, subject to terms in the Black Bridge Referral Agreement. During the term of the Black Bridge Referral Agreement, Black Bridge shall receive a fee in connection with ECD’s sale of vehicles to a customer as a result of the Black Bridge’s referral, as follows: (i) for the first 5 referred vehicles sold.ECD shall pay a fee equal to 5% of the vehicle sales price; (ii) for the next 6-10 referred vehicles sold.ECD shall pay a fee equal to 7.5% of the vehicle sales price and (iii) for all referred vehicles sold after the first 10 referred vehicles sold, ECD shall pay a fee equal to 10% of the vehicle sales price.

Officer and Director Resignations and Appointments

As previously disclosed in ECD’s Current Report on Form 8-K filed on September 20, 2024, on September 16, 2024, ECD received the resignation of Raymond Cole as Chief Financial Officer of the Company effective immediately. Mr. Cole’s resignation was due to personal reasons and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On the same date, Mr. Benjamin Piggott was appointed as the Company’s Chief Financial Officer by the Company’s board of directors (the “Board”).

In conjunction with the appointment of Mr. Piggott as CFO, on September 16, 2024, Mr. Piggott and Thomas Humble both resigned from their positions as members of the Board. Prior to his resignation, Mr. Piggott served as the Chairman of the Board and a member of the Company’s Audit Committee, Compensation Committee and Nominating Committee. Mr. Humble did not serve on any committees of the Board. The resignations of Mr. Piggott and Mr. Humble from the Board were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Additionally, on September 16, 2024, the Company’s Chief Executive Officer, Scott Wallace, was appointed as the Chairman of the Board.

As previously disclosed in ECD’s Current Report on Form 8-K filed on December 11, 2024, on November 11, 2024, Keven Kastner (“Mr. Kastner”) started working for ECD as the Chief Revenue Officer. The Company and Mr. Kastner entered into an employment agreement, dated December 9, 2024, for a term of one year (the “Employment Agreement”). Mr. Kastner will be tasked with driving sales and price point growth through new market channels for the Company. Mr. Kastner will also be responsible for managing all aspects of the revenue stream within the organization, with the aim of meeting or exceeding annual projections. No family relationships exist between Mr. Kastner and any of the Company’s directors or other executive officers.

Agreement with One Drivers Club

As previously disclosed in ECD’s Current Report on Form 8-K filed on December 6, 2024, on December 3, 2024, ECD announced that it entered into agreements One Drivers Club in furtherance of the ECD’s retail strategy. Specifically, on November 14, 2024, ECD entered into a Strategic Partnership Agreement (the “ODC Agreement”) and a Usage Agreement (the “Usage Agreement”) with Member Hubs Palm Beach, LLC (“One Drivers Club”) to launch ECD’s first retail showroom in West Palm Beach, Florida. One Drivers Club is the premier destination for automotive enthusiasts who view their vehicles as not just machines, but drivers of their lifestyles. With facilities located in Bedford, NY, Chicago, IL, West Palm Beach, FL, and Seattle WA, One Drivers Club redefines luxury car care through unparalleled concierge storage and full-service collection management. Beyond exceptional car care, One Drivers Club is a community-a place where like-minded drivers connect over shared passions and Members celebrate the art and prestige of driving, collecting, and owning remarkable vehicles. The ODC Agreement, entitles ECD to use a portion of One Drivers Club’s facility in West Palm Beach, Flordia (the “ODC Premises”) for the operation of an ECD showroom for ECD vehicles and sale of ECD vehivles, subject to the terms of the Usage Agreement. Pursuant to the ODC Agreement, One Drivers Club grants to ECD a non-exclusive, royalty-free, fully paid up, non-transferable and terminable right and license to use the marks designated by One Drivers Club, and ECD grants to One Drivers Club, a non-exclusive, royalty-free, fully paid up, non-transferable and terminable right and license to use the marks designated by ECD, for the limited purpose of the operation of the ECD showroom and for the limited purpose of the operation of the ECD showroom and advertisement of ECD and the ECD Automobiles. Pursuant to the Usage Agreement, (i) ECD shall pay One Drivers Club base rent of $225,000 per annum payable monthly, subject to 4% annual increases for each subsequent year for use of the ODC Premises; (ii) for a term of five (5) years; (iii) One Drivers Club, at ECD’s cost and expense, shall complete the interior build-out (“Build-Out”) of the ODC Premises in accordance with the plans and subject to the terms set forth in the Usage Agreement; (iv) upon the completion of the demolition of the ODC Premises in connection with the Build-Out (the “Deposit Date”), ECD shall issue One Drivers Club 725,000 unrestricted shares of ECD capital stock (the “ODC Shares”); provided, however, that if the value of the ODC Shares is less than $500,000 as of 5:00 pm ET on the Deposit Date, ECD shall issue to One Drivers Club that certain number of additional unrestricted shares of ECD capital stock such that the aggregate value of the ODC Shares together with the additional unrestricted shares of ECD capital stock is equal to or greater than $500,000; and (v) ECD shall deposit with One Drivers Club $125,000 (the “Build-Out Deposit”) in cash. The Build-Out Deposit shall be held in a non-interest bearing segregated account and shall be utilized to satisfy any outstanding Build-Out payment obligations incurred by One Drivers Club not first satisfied from the sale of the ODC Shares and upon the completion of the Build-Out, as reasonably determined by ECD, and the satisfaction of all Build-Out payment obligations, One Drivers Club shall return the balance of the Build-Out Deposit, if any, to ECD.

Relationship with Ten Easy Street

On December 12, 2024, ECD signed with Ten Easy Street of Nantucket (“TES”), a concept showroom, showhouse and gathering space, to expand ECD’s retail presence and showcase its one-of-one vehicles as part of their curated creative lifestyle brands, furnishings and social opportunities.

TES has agreed to showcase the Company’s custom vehicles in the designated parking spots located at TES from April 1, 2025 to December 31, 2025 (the “Showcase Term”). The Company will pay TES $75,000 for the Showcase Term. TES will also promote the Company’s vehicles on all marketing channels during the Showcase Term the Company will provide TES with an affiliate link that corresponds to the vehicles shown on TES’s platform. TES will receive $5,000 for all sales made through the affiliate link.

Annual Stockholders Meeting

On December 27, 2024, ECD held its 2024 annual meeting of stockholders (the “Annual Meeting”). On November 27, 2024, the record date for the Annual Meeting, there were 36,199,662 shares of common stock of the Company entitled to be voted at the Annual Meeting, 21,334,357 shares of common stock of the Company or 58.94 % of which were represented in person or by proxy. The Incentive Plan Amendment Proposal to approve an amendment to the Company’s 2023 Equity Incentive Plan to increase the number of shares of common stock reserved under the Plan from 400,000 shares to 2,500,000 shares, the Director Proposal to elect Robert Machinist and Patrick Lavelle as the Class I directors to serve until the 2027 annual meeting and until his respective successor has been duly elected and qualified or until his earlier resignation, removal or death, and the Auditor Ratification Proposal to ratify the appointment of Barton CPA PLLC, as the Company’s independent registered public accounting firm for the year ending December 31, 2024 were approved by the stockholders at the Annual Meeting. The results of the ECD’s Annual Meeting were previously reported in ECD’s Current Report on Form 8-K filed on December 30, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2025
ECD Automotive Design, Inc.

/s/ Scott Wallace
	Name:	Scott Wallace
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Benjamin Piggott
	Name:	Benjamin Piggott
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Scott Wallace	Chief Executive Officer and Director (principal executive officer)	February 18, 2025
Scott Wallace

/s/ Benjamin Piggott	Chief Financial Officer (principal financial and accounting officer)	February 18, 2025
Benjamin Piggott

/s/ Emily Humble	Chief Product Officer and Director	February 18, 2025
Emily Humble

/s/ Patrick Lavelle	Director	February 18, 2025
Patrick Lavelle

/s/ Robert Machinist	Director	February 18, 2025
Robert Machinist

/s/ Thomas Wood	Director	February 18, 2025
Thomas Wood