Form 10-Q
period 2024-09-30
ECD Automotive Design, Inc.
filed 2025-03-25
CIK 1922858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of March 24, 2025, the registrant had 35,385,662 shares of common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ECD AUTOMOTIVE DESIGN, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited) As Restated
ASSETS
Current assets:
Cash and cash equivalents	$3,592,128	$8,134,211
Accounts receivable, net	17,391	-
Inventories	10,895,128	9,607,766
Prepaid and other current assets	512,809	34,006
Total current assets	15,017,456	17,775,983

Goodwill	1,291,098	-
Property and equipment, net	506,057	913,097
Deferred tax asset	-	838,055
Right-of-use assets	3,496,429	3,763,295
Brand name, net	14,250	-
Deposit	60,200	77,686
TOTAL ASSETS	$20,385,490	$23,368,116

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,116,547	$898,445
Accrued expenses	1,637,997	779,695
Deferred revenue	12,028,149	16,190,861
Lease liability, current	343,821	314,903
Floor plan payable	757,000	-
Other payable	1,681,091	1,549,863
Total current liabilities	18,564,605	19,733,767

Lease liability, non-current	3,465,168	3,727,183
Convertible notes, net of debt discount	12,919,905	10,654,444
Warrant liabilities, at fair value	623,215	26,283
Conversion option, at fair value	470,316	2,724
Total liabilities	36,043,209	34,144,401

Commitments and contingencies (Note 16)	-	-

Redeemable preferred stock, $0.0001 par value, 20,000,000 authorized shares; 6,500 and 25,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	3

Stockholders’ deficit:
Common stock, $0.0001 par value, 1,000,000,000 authorized shares; 36,199,662 shares and 31,874,662 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3,620	3,187
Additional paid-in capital	2,576,528	-
Other comprehensive income	482	-
Accumulated deficit	(18,238,350)	(10,779,475)
Total Stockholders’ Deficit	(15,657,720)	(10,776,288)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$20,385,490	$23,368,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023 As Restated	2024	2023 As Restated
Revenue	$6,440,049	$4,954,277	$19,884,213	$14,698,260
Cost of goods sold (exclusive of depreciation expense shown below)	4,432,509	3,991,328	14,296,197	11,384,228
Gross profit	2,007,540	962,949	5,588,016	3,314,032

Operating expenses
Advertising and marketing expenses	258,138	100,038	886,119	306,826
General and administrative expenses	2,363,570	1,138,673	6,776,419	3,543,999
Depreciation and amortization expenses	27,263	12,086	102,362	67,079
Total operating expenses	2,648,971	1,250,797	7,764,900	3,917,904

Income (loss) from operations	(641,431)	(287,848)	(2,176,884)	(603,872)

Other income (expense)
Interest expense	(1,401,829)	(4,523)	(3,844,653)	(4,523)
Change in fair value of warrant liabilities	(118,336)	-	(570,381)	-
Change in fair value of conversion option liabilities	(124,752)	-	(361,611)	-
Gain on forgiveness of payable	319,899	-	319,899	-
Foreign exchange loss	(1,534)	-	(12,054)	-
Other income (expense), net	(286,048)	53,547	24,864	130,697
Total other (expense) income, net	(1,612,600)	49,024	(4,443,936)	126,174

Income (loss) before income taxes	(2,254,031)	(238,824)	(6,620,820)	(477,698)
Income tax expense	(315,487)	-	(838,055)	-
Net income (loss)	$(2,569,518)	$(238,824)	$(7,458,875)	$(477,698)

Net income (loss) per common share, basic and diluted	$(0.08)	$(0.01)	$(0.23)	$(0.02)
Weighted average number of common shares outstanding, basic and diluted	33,902,379	24,000,000	32,596,651	24,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Redeemable				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance – December 31, 2023, as restated	25,000	$3	31,874,662	$3,187	$-	$(10,779,475)	$-	$(10,776,288)
Issuance of common shares	-	-	25,000	3	249,997	-		250,000
Net loss	-	-	-	-	-	(2,859,862)	-	(2,859,862)
Balance – March 31, 2024, as restated	25,000	$3	31,899,662	$3,190	$249,997	$(13,639,337)	$-	$(13,386,150)
Issuance of common shares to vendors	-	-	200,000	20	159,129	-	-	159,149
Fair value of share based compensation	-	-	-	-	22,810	-		22,810
Net loss	-	-	-	-	-	(2,029,495)	-	(2,029,495)
Balance – June 30, 2024, as restated	25,000	$3	32,099,662	$3,210	$431,936	$(15,668,832)	$-	$(15,233,686)
Issuance of common shares	-	-	1,250,000	125	1,249,875	-		1,250,000
Issuance of common shares	-	-	1,000,000	100	910,341	-		910,441
Issuance of warrants	-	-	-	-	89,559	-		89,559
Stock issuance costs	-	-	-	-	(105,000)	-		(105,000)
Conversion of redeemable preferred shares	(18,500)	(2)	1,850,000	185	(183)	-		2
Foreign currency translation loss							482	482
Net loss	-	-	-	-		(2,569,518)	-	(2,569,518)
Balance – September 30, 2024	6,500	$1	36,199,662	$3,620	2,576,528	$(18,238,350)	$482	$(15,657,720)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022, as restated	-	-	24,000,000	2,400	-	(6,322,614)	(6,320,214)
Stockholder distributions	-	-	-	-	-	(65,071)	(65,071)
Net loss	-	-	-	-	-	(307,715)	(307,715)
Balance – March 31, 2023, as restated	-	$-	24,000,000	$2,400	$-	$(6,695,400)	$(6,693,000)
Stockholder distributions	-	-	-	-	-	(78,376)	(78,376)
Net loss	-	-	-	-	-	68,841	68,841
Balance – June 30, 2023, as restated	-	$-	24,000,000	$2,400	$-	$(6,704,935)	$(6,702,535)

Stockholder distributions	-	-	-	-	-	(76,952)	(76,952)
Net income	-	-	-	-	-	(238,824)	(238,824)
Balance – September 30, 2023, as restated	-	$-	24,000,000	$2,400	-	$(7,020,711)	$(7,018,311)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023 As restated
Cash flows from operating activities:
Net (loss) income	$(7,458,875)	$(477,698)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization expense	102,362	67,079
Change in fair value of warrant liabilities	570,381	-
Change in fair value of conversion option liabilities	361,611	-
Gain on forgiveness of payable	(319,899)	-
Noncash lease expense	266,866	243,529
Amortization of debt discount	1,460,301	-
Equity based compensation	294,459	-
Provision for credit losses	8,033	-
Changes in operating assets and liabilities:
Accounts receivable	(25,424)	501,549
Other receivable	-	176,529
Inventories	(933,924)	238,467
Prepaid and other current assets	(478,803)	284,692
Deposit	17,486	(1,700)
Deferred tax asset	838,055	-
Accounts payable	1,131,040	329,695
Accrued expenses	1,343,424	(47,461)
Deferred revenue	(4,162,712)	(2,184,521)
Other payable	(233,097)	31,996
Lease liability	18,728	(175,506)
Net cash used in operating activities	(7,199,988)	(1,013,350)

Cash flows from investing activities:
Disposal of asset	6,718	-
Purchase of assets	(23,764)	(17,958)
Loan to stockholders	-	(280,635)
Net cash used in investing activities	(17,046)	(298,593)

Cash flows from financing activities:
Repayment of floor plan payable	(920,000)	-
Proceeds from floor plan payable	1,677,000	-
Cash distributed to stockholders	-	(220,399)
Proceeds from convertible note	1,154,681	-
Proceeds from loan payable, net of debt issuance costs	-	3,200,000
Debt issuance costs	(382,212)	-
Issuance of common stock	1,145,000	-
Net cash provided by financing activities	2,674,469	2,979,601

Effect of translation changes on cash	482	-

Net (decrease) increase in cash and cash equivalents	(4,542,083)	1,667,658
Cash and cash equivalents, beginning of year	8,134,211	3,514,883
Cash and cash equivalents, end of year	$3,592,128	$5,182,541

Supplemental cash flow disclosure:
Cash paid for interest	$1,212,985	$-

Supplemental disclosure of noncash cash flow information
Record right-to-use asset and lease liability per ASC 842	$-	$196,796
Transfer of property and equipment to inventory	$325,474	$-
Initial classification of warrant liabilities	$26,551	$-
Initial classification of conversion option liability	$105,981	$-
Assets and liabilities acquired with the business combination	$1,250,000	$-
Conversion of redeemable preferred stock into common stock	$185	$-
Paid in kind interest on convertible note	$165,223	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

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

Furthermore, the historical financial statements of ECD became the historical financial statements of the Company upon the consummation of the merger. As a result, the financial statements included in this Annual Report reflect (i) the historical operating results of ECD prior to the merger; (ii) the combined results of EFHAC and ECD following the close of the merger; (iii) the assets and liabilities of ECD at their historical cost and (iv) ECD’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the merger. See Note 4 - Reverse Capitalization for further details of the merger.

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

In April 2024, the Company acquired certain assets of BNMC Continuation Cars LLC (“BNMC”). See Note 5 for further information.

NOTE 2. CORRECTION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Barton CPA PLLC (“Barton”) was engaged by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) to be the Company’s independent registered public accounting firm as a result of the SEC’s order on May 3, 2024 suspending the Company’s prior independent registered public accounting firm, BF Borgers CPA PC, from appearing and practicing as an accountant before the SEC. The Audit Committee engaged Barton to re-audit our financial statements for the two fiscal years ended December 31, 2023 (the “Previously Issued Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Original Form 10-K”). In connection with Barton’s audit of the fiscal years ended December 31, 2023 and December 31, 2022, the Company identified certain accounting errors relating to the presentation, timing, omission and classification of a number of items in the financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 included in the Original 10-K. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impacts were material to the Previously Issued Financial Statements that contained the errors.

The Company also identified certain accounting errors relating to the presentation, timing, omission and classification of a number of items in the financial statements included in the Company’s unaudited interim financial statements for three months ended March 31, 2024, included in the Quarterly Report for three months ended March 31, 2024 on Form 10-Q as filed with the SEC on June 27, 2024 (“Q-1 Form 10-Q”) and in the Company’s unaudited interim financial statements for three and six months ended June 30, 2024, included in the Quarterly Report for three and six months ended June 30 on Form 10-Q as filed with the SEC on August 19, 2024 (“Q-2 Form 10-Q”).

On November 19, 2024, the Audit Committee, after discussions with the Company’s management who consulted with Barton, concluded (i) the Company’s Previously Issued Financial Statements included in the Original Form 10-K; (ii) the Company’s unaudited interim financial statements for three months ended March 31, 2024, included in the Q-1 Form 10-Q; and (iii) the Company’s unaudited interim financial statements for three and six months ended June 30, 2024, included in the Q-2 Form 10-Q, should no longer be relied upon due to the misstatements described below.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023:

●	Accounts Receivable, Deferred Revenue and Revenue: a reconciliation of customer accounts and revenue cut-off caused adjustments to these accounts related to the timing of revenue recognition.

●	Resale Commissions Income: Resale commissions income represents the commissions earned on vehicles that are sold by the Company on behalf of consignors. A reconciliation of customer accounts caused an increase in resale commission income.

●	Inventory: Reconciliation of inventory resulted in a reduction of inventory primarily related to (1) a write off of shipping and consumables, (2) decrease in inventory overhead allocation to inventory and (3) a cut-off adjustment for finished goods inventory.

●	Accrued and other liabilities: Certain accruals were adjusted based on better information being received at the time of the re-audit.

●	Convertible note: The Company further evaluated the accounting for its convertible notes and determined that the conversion option should be bi-furcated and accounted for as a liability at fair value at each reporting period. Additionally, warrants issued in connection with the note should be accounted for as a liability at fair value at each reporting period.

●	This restatement also includes corrections for other errors identified as immaterial, individually and in aggregate, to the Company’s consolidated financial statements.

For the three months ended March 31, 2024, the three and six months ended June 30, 2024 and the three and nine months ended September 30, 2023:

●	Corrections to the 2022 and 2023 financial statements that reversed in 2024 relating to the items discussed above.

●	Convertible note:

○	Based on the warrant and conversion option liabilities recorded in 2023 the Company recorded the change in fair value of the warrant and conversion option liabilities.

○	As of February 2024, the Company was in default of its convertible note covenants due to the Company’s failure to have its resale registration statement on Form S-1 declared effective by the SEC within sixty (60) days of December 12, 2023. Accordingly, default interest should have been accrued. The Company notes this default interest was waived in August 2024.

●	Intangible assets: The Company further evaluated the accounting for the Brand New Muscle Car asset acquisition and determined that the acquisition should have been recorded as a business combination. Accordingly, goodwill should have been recorded.

●	Overhead allocation: The Company reviewed its calculation of the allocation of square footage of the building in determining the allocation of facility related expenses recorded in general and administrative expense to cost of goods sold and determined there was an error in the percentage used for the allocation.

The impact of the restatements on the line items within the previously reported unaudited consolidated financial statements for the three months ended March 31, 2024 included in the Q-1 Form 10-Q filed with the SEC on June 27, 2024, and the unaudited consolidated financial statements for the three and six months ended June 30, 2024 included in the Q-2 Form 10-Q filed with the SEC on August 29, 2024, are reported below.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

The impact of the restatements on the line items within the previously reported unaudited Consolidated Balance Sheet for the three months ended March 31, 2024 previously filed is as follows:

	As of March 31, 2024
	As reported	Adjustment	As restated
Accounts Receivable	-	71,921	71,921
Inventories	10,914,086	(1,241,608)	9,672,478
Total current assets	16,821,064	(1,169,687)	15,651,377
Property and equipment, net	981,801	(92,537)	889,264
Deferred tax asset	-	322,611	322,611
Total assets	21,556,110	(939,613)	20,616,497
Accounts payable	995,777	(56,403)	939,374
Accrued expenses	1,330,255	258,087	1,588,342
Deferred revenue	13,983,645	624,893	14,608,538
Other payable	1,465,098	74,277	1,539,375
Total current liabilities	18,116,402	900,855	19,017,257
Warrant liabilities	-	191,644	191,644
Conversion option liability	-	63,390	63,390
Convertible note, net of debt discount	11,117,460	(28,708)	11,088,752
Total liabilities	32,875,464	1,127,181	34,002,645
Accumulated deficit	(11,572,544)	(2,066,793)	(13,639,337)
Total stockholders’ deficit	(11,319,357)	(2,066,793)	(13,386,150)
Total liabilities, redeemable preferred stock and stockholders’ deficit	21,556,110	(939,613)	20,616,497

The impact of the restatements on the line items within the previously reported unaudited Consolidated Statement of Operations for the three months ended March 31, 2024 previously filed is as follows:

	For the three months ended March 31, 2024
	As reported	Adjustment	As restated
Revenue, net	8,308,039	(1,318,293)	6,989,746
Cost of goods sold	5,831,100	(366,987)	5,464,113
Gross profit	2,476,939	(951,306)	1,525,633
General and administrative	2,176,945	(33,395)	2,143,550
Depreciation and amortization expenses	47,654	(4,902)	42,752
Total operating expenses	2,568,008	(38,297)	2,529,711
Loss from operations	(91,069)	(913,009)	(1,004,078)
Interest expense	(970,777)	(165,523)	(1,136,300)
Change in fair value of warrant liability	-	(165,361)	(165,361)
Change in fair value of conversion option liability	-	(60,665)	(60,665)
Other income (expense), net	48,526	(5,000)	43,526
Total other (expense) income, net	(926,955)	(396,549)	(1,323,504)
Loss before income taxes	(1,018,024)	(1,309,558)	(2,327,582)
Net loss	(1,550,304)	(1,309,558)	(2,859,862)
Net loss per common share, basic and diluted	(0.05)	(0.04)	(0.09)

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the restatements on the line items within the previously reported unaudited Consolidated Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2024 previously filed is as follows:

	For the three months ended March 31, 2024
	As reported	Adjustment	As restated
Accumulated Deficit:
Balance – December 31, 2023	(10,022,240)	(757,235)	(10,779,475)
Net loss	(1,550,304)	(1,309,558)	(2,859,862)
Balance – March 31, 2024	(11,572,544)	(2,066,793)	(13,639,337)
Total stockholder’s deficit:
Balance – December 31, 2023	(10,019,053)	(757,235)	(10,776,288)
Net loss	(1,550,304)	(1,309,558)	(2,859,862)
Balance – March 31, 2024	(11,319,357)	(2,066,793)	(13,386,150)

The impact of the restatements on the line items within the previously reported unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2024 previously filed is as follows:

	For the three months ended March 31, 2024
	As reported	Adjustment	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,550,304)	(1,309,558)	(2,859,862)
Adjustments to reconcile net income to net cash
Depreciation expense	47,654	(4,902)	42,752
Change in fair value of warrant liabilities	-	165,361	165,361
Change in fair value of conversion option liability	-	60,666	60,666
Amortization of debt discount	434,008	300	434,308
Changes in operating assets and liabilities:
Accounts receivable	-	(71,921)	(71,921)
Inventories	885,218	(949,930)	(64,712)
Accounts payable	226,969	(186,039)	40,930
Accrued expenses	643,255	165,392	808,647
Deferred revenue	(3,612,867)	2,030,544	(1,582,323)
Other payable	63,783	58,229	122,012
CASH USED IN OPERATING ACTIVITIES	(2,513,112)	(41,858)	(2,554,970)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of assets	(60,778)	41,858	(18,920)
CASH USED IN INVESTING ACTIVITIES	(60,778)	41,858	(18,920)

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

The impact of the restatements on the line items within the previously reported unaudited Consolidated Balance Sheet for the three months ended March 31, 2023 previously filed is as follows:

	March 31, 2023
	As reported	Adjustment 1	Adjustment 2	As restated
Accounts Receivable	-	-	668,995	668,995
Inventories	7,755,074	(729,474)	115,853	7,141,453
Prepaid and other current assets	65,556	(533)	220,652	285,675
Total current assets	10,146,512	(730,007)	1,005,500	10,422,005
Property and equipment, net	551,720	154,214	(8,279)	697,655
Right-of-use assets	4,040,707	(21,035)	-	4,019,672
Deposit	75,986	1,700	-	77,686
Total assets	14,814,925	(595,128)	997,221	15,217,018
Accounts payable	505,620	11,702	138,299	655,621
Accrued expenses	79,583	(2)	(17,164)	62,417
Deferred revenue	15,234,476	(53,176)	960,779	16,142,079
Other payable	277,642	-	19,824	297,466
Total current liabilities	16,383,345	(41,476)	1,101,738	17,443,607
Total liabilities	20,849,756	(41,476)	1,101,738	21,910,018
Additional paid-in capital	2,474	-	(2,474)	-
Accumulated deficit	(6,039,705)	(553,652)	(102,043)	(6,695,400)
Total stockholders’ deficit	(6,034,831)	(553,652)	(104,517)	(6,693,000)
Total liabilities, redeemable preferred stock and stockholders’ deficit	14,814,925	(595,128)	997,221	15,217,018

The impact of the restatements on the line items within the previously reported unaudited Consolidated Statement of Operations for the three months ended March 31, 2023 previously filed is as follows:

	For the three months ended March 31, 2023
	As reported	Adjustment	As restated
Revenue, net	2,707,236	2,366,909	5,074,145
Cost of goods sold	2,403,234	1,581,209	3,984,443
Gross profit	304,092	785,610	1,089,702
General and administrative	1,316,507	(29,241)	1,287,266
Total operating expenses	1,449,035	(29,241)	1,419,794
Loss from operations	(1,144,943)	814,851	(330,092)
Net loss	(1,122,566)	814,851	(307,715)
Net loss per common share, basic and diluted	(0.05)	0.04	(0.01)

The impact of the restatements on the line items within the previously reported unaudited Consolidated Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2023 previously filed is as follows:

	For the three months ended March 31, 2023
	As reported	Adjustment	As restated
Additional paid-in capital:
Balance – December 31, 2022	2,474	(2,474)	-
Balance – March 31, 2023	2,474	(2,474)	-
Accumulated Deficit:
Balance – December 31, 2022	(5,404,018)	(918,596)	(6,322,614)
Stockholder distributions	(66,773)	1,702	(65,071)
Net loss	(1,122,566)	814,851	(307,715)
Balance – March 31, 2023	(6,593,357)	(102,043)	(6,695,400)
Total stockholder’s deficit:
Balance – December 31, 2023	(5,399,144)	(921,070)	(6,320,214)
Stockholder distributions	(66,773)	1,702	(65,071)
Net loss	(1,122,566)	814,851	(307,715)
Balance – March 31, 2023	(6,588,483)	(104,517)	(6,693,000)

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the restatements on the line items within the previously reported unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2023 previously filed is as follows:

	For the three months ended March 31, 2023
	As reported	Adjustment	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(1,122,566)	814,851	(307,715)
Changes in operating assets and liabilities:
Accounts receivable	-	(53,440)	(53,440)
Inventories	(1,109,988)	1,612,460	502,472
Prepaid and other current assets	3,396	280,634	284,030
Deferred tax asset		-	-
Deposit	(1,700)	-	(1,700)
Accounts payable	30,506	(73,794)	(43,288)
Accrued expenses	(113,841)	(66,493)	(180,334)
Deferred revenue and customer deposits	1,015,270	(2,366,819)	(1,351,549)
Other payable	(84,592)	131,532	46,940
CASH USED IN OPERATING ACTIVITIES	(1,109,809)	278,933	(830,876)
CASH FLOWS FROM INVESTING ACTIVITIES
Loans to shareholders	-	(280,635)	(280,635)
CASH USED IN INVESTING ACTIVITIES	(12,418)	(280,635)	(293,053)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributed to stockholders	(66,773)	1,701	(65,072)
CASH USED IN FINANCING ACTIVITIES	(66,773)	1,701	(65,072)
Change in cash and cash equivalents	(1,189,000)	(1)	(1,189,001)
Cash, beginning of year	3,514,882	1	3,514,883

June 30, 2024

The impact of the restatements on the line items within the previously reported unaudited Consolidated Balance Sheet for the six months ended June 30, 2024 previously filed is as follows:

	June 30, 2024
	As reported	Adjustment	As restated
Cash and cash equivalents	5,660,684	(19)	5,660,665
Accounts receivable, net	105,132	(36,037)	69,095
Inventories	10,119,487	(616,643)	9,502,844
Total current assets	16,290,771	(652,699)	15,638,072
Property and equipment, net	607,603	(76,533)	531,070
Deferred tax asset	-	322,611	322,611
Brand name, net	1,200,006	(1,183,506)	16,500
Goodwill	-	1,291,098	1,291,098
Total assets	21,745,192	(299,029)	21,439
Accounts payable	1,104,896	(2,649)	1,102,247
Accrued expenses	1,411,058	425,570	1,836,628
Deferred revenue	11,467,622	1,652,612	13,120,234
Other payable	641,621	81,151	722,772
Total current liabilities	18,728,111	2,156,684	20,884,795
Warrant liabilities	-	478,328	478,328
Conversion option liability	-	239,584	239,584
Convertible note	11,551,467	(28,407)	11,523,060
Total liabilities	33,833,656	2,846,189	36,679,845
Accumulated deficit	(12,523,613)	(3,145,219)	(15,668,832)
Total stockholders’ deficit	(12,088,467)	(3,145,219)	(15,233,686)
Total liabilities, redeemable preferred stock and stockholders’ deficit	21,745,192	(299,029)	21,446,163

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the restatements on the line items within the previously reported unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2024 previously filed is as follows:

	For the three months ended June 30, 2024
	As reported	Adjustment	As restated
Revenue, net	8,872,003	(2,417,585)	6,454,418
Cost of goods sold	6,054,705	(1,655,130)	4,399,575
Gross profit	2,817,298	(762,455)	2,054,843
Sales and marketing expenses	271,063	13,509	284,572
General and administrative	2,284,998	(15,699)	2,269,299
Depreciation and amortization expenses	143,728	(111,381)	32,347
Total operating expenses	2,699,789	(113,571)	2,586,218
Income (loss) from operations	117,509	(648,884)	(531,375)
Interest expense	(1,151,548)	(154,976)	(1,306,524)
Foreign exchange loss	(5,607)	(209)	(5,816)
Change in fair value of warrant liability	-	(286,684)	(286,684)
Change in fair value of conversion option liability	-	(176,194)	(176,194)
Other income (expense), net	103,865	163,521	267,386
Total other income (expense), net	(1,053,290)	(454,542)	(1,507,832)
Loss before income tax benefit	(935,781)	(1,103,426)	(2,039,207)
Net loss	(926,069)	(1,103,426)	(2,029,495)
Net loss per common share, basic and diluted	(0.03)	(0.03)	(0.06)

	For the six months ended June 30, 2024
	As reported	Adjustment	As restated
Revenue, net	17,180,042	(3,735,878)	13,444,164
Cost of goods sold	11,885,805	(2,022,117)	9,863,688
Gross profit	5,294,237	(1,713,761)	3,580,476
Sales and marketing expenses	614,472	13,509	627,981
General and administrative	4,461,943	(49,094)	4,412,849
Depreciation and amortization expenses	191,382	(116,283)	75,099
Total operating expenses	5,267,797	(151,686)	5,115,929
Income (loss) from operations	26,440	(1,561,893)	(1,535,453)
Interest expense	(2,122,325)	(320,499)	(2,442,824)
Foreign exchange loss	(10,311)	(209)	(10,520)
Change in fair value of warrant liability	-	(452,045)	(452,045)
Change in fair value of conversion option liability	-	(236,859)	(236,859)
Other income (expense), net	152,391	158,521	310,912
Total other income (expense), net	(1,980,245)	(851,091)	(2,831,336)
Loss before income tax benefit	(1,953,805)	(2,412,984)	(4,366,789)
Net loss	(2,476,373)	(2,412,984)	(4,889,357)
Net loss per common share, basic and diluted	(0.08)	(0.07)	(0.15)

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the restatements on the line items within the previously reported unaudited Consolidated Statement of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2024 previously filed is as follows:

	For the three and six months ended June 30, 2024
	As reported	Adjustment	As restated
Accumulated Deficit:
Balance – December 31, 2023	(10,022,240)	(757,235)	(10,779,475)
Net loss	(1,550,304)	(1,309,558)	(2,859,862)
Balance – March 31, 2024	(11,572,544)	(2,066,793)	(13,639,337)
Correction of shareholder distributions	(25,000)	25,000	-
Net loss	(926,069)	(1,103,426)	(2,029,495)
Balance - Jume 30, 2024	(12,523,613)	(3,145,219)	(15,668,832)
Total stockholder’s deficit:
Balance – December 31, 2023	(10,019,053)	(757,235)	(10,776,288)
Net loss	(1,550,304)	(1,309,558)	(2,859,862)
Balance – March 31, 2024	(11,319,357)	(2,066,793)	(13,386,150)
Correction of shareholder distributions	(25,000)	25,000	-
Net loss	(926,069)	(1,103,426)	(2,029,495)
Balance - Jume 30, 2024	(12,088,467)	(3,145,219)	(15,233,686)

The impact of the restatements on the line items within the previously reported unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2024 previously filed is as follows:

	For the six months ended June 30, 2024
	As reported	Adjustment	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(2,476,373)	(2,412,984)	(4,889,357)
Adjustments to reconcile net income to net cash
Depreciation expense	191,382	(116,283)	75,099
Change in fair value of warrant liabilities	-	452,045	452,045
Change in fair value of conversion option liability	-	236,860	236,860
Amortization of debt discount	868,015	601	868,616
Changes in operating assets and liabilities:
Accounts receivable	(97,099)	36,037	(61,062)
Inventories	2,033,255	(1,661,957)	371,298
Accounts payable	249,026	(45,224)	203,802
Accrued expenses	724,058	332,875	1,056,933
Deferred revenue	(6,128,890)	3,058,263	(3,070,627)
Other payable	473,365	65,103	538,468
CASH USED IN OPERATING ACTIVITIES	(3,722,837)	(54,664)	(3,777,501)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of asset	(53,408)	29,644	(23,764)
CASH USED IN INVESTING ACTIVITIES	(46,690)	29,644	(17,046)
CASH FLOWS FROM FINANCING ACTIVITIES
Correction of shareholder distributions	(25,000)	25,000	-
CASH USED IN FINANCING ACTIVITIES	1,296,000	25,000	1,321,000
Change in cash and cash equivalents	(2,473,527)	(20)	(2,473,541)
Cash and cash equivalents, end of year	5,660,684	(20)	5,660,664

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

The impact of the restatements on the line items within the previously reported unaudited Consolidated Balance Sheet for the three months ended June 30, 2023 previously filed is as follows:

	June 30, 2023
	As reported	Adjustment 1	Adjustment 2	As restated
Accounts Receivable	-	-	666,442	666,442
Inventories	9,311,146	(1,502,340)	(653,404)	7,155,402
Prepaid and other current assets	63,129	-	220,651	283,780
Total current assets	11,685,627	(1,502,340)	233,689	10,416,976
Property and equipment, net	530,548	149,000	(8,278)	671,270
Right-of-use assets	3,965,156	(29,842)	-	3,935,314
Deposit	75,986	1,700	-	77,686
Total assets	16,257,317	(1,381,482)	225,411	15,101,246
Accounts payable	575,361	30,093	138,302	743,756
Accrued expenses	165,455	(6,000)	(11,167)	148,288
Deferred revenue	15,871,069	(96,898)	158,844	15,933,015
Other payable	277,642	6,001	11,270	294,913
Total current liabilities	17,185,009	(66,804)	297,249	17,415,454
Total liabilities	21,573,336	(66,804)	297,249	21,803,781
Additional paid-in capital	2,474	-	(2,474)	-
Accumulated deficit	(5,320,893)	(1,314,678)	(69,364)	(6,704,935)
Total stockholders’ deficit	(5,316,019)	(1,314,678)	(71,838)	(6,702,535)
Total liabilities, redeemable preferred stock and stockholders’ deficit	16,257,317	(1,381,482)	225,411	15,101,246

The impact of the restatements on the line items within the previously reported unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2023 previously filed is as follows:

	For the three months ended June 30, 2023
	As reported	Adjustment	As restated
Revenue, net	3,867,903	801,935	4,669,838
Cost of goods sold	2,639,201	769,256	3,408,457
Gross profit	1,228,702	32,679	1,261,381
Loss from operations	(18,611)	32,679	14,068
Net loss	36,162	32,679	68,841
Net loss per common share, basic and diluted	0.00	0.00	0.00

	For the six months ended June 30, 2023
	As reported	Adjustment	As restated
Revenue, net	6,575,229	3,168,754	9,743,983
Cost of goods sold	5,042,435	2,350,465	7,392,900
Gross profit	1,532,794	818,289	2,351,083
General and administrative	2,434,567	(29,241)	2,405,326
Total operating expenses	2,696,348	(29,241)	2,667,107
Loss from operations	(1,163,554)	847,530	(316,024)
Net loss	1,086,404	(1,325,278)	(238,874)
Net loss per common share, basic and diluted	(0.05)	0.04	(0.01)

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the restatements on the line items within the previously reported unaudited Consolidated Statement of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2023 previously filed is as follows:

	For the three and six months ended June 30, 2023
	As reported	Adjustment	As restated
Additional paid-in capital:
Balance – December 31, 2022	2,474	(2,474)	-
Balance – March 31, 2023	2,474	(2,474)	-
Balance – June 30, 2023	2,474	(2,474)	-
Accumulated Deficit:
Balance – December 31, 2022	(5,404,018)	(918,596)	(6,322,614)
Stockholder distributions	(66,773)	1,702	(65,071)
Net loss	(1,122,566)	814,851	(307,715)
Balance – March 31, 2023	(6,593,357)	(102,043)	(6,695,400)
Net loss	36,162	32,679	68,841
Balance – June 30, 2023	(6,635,571)	(69,364)	(6,704,935)
Total stockholder’s deficit:
Balance – December 31, 2022	(5,399,144)	(921,070)	(6,320,214)
Stockholder distributions	(66,773)	1,702	(65,071)
Net loss	(1,122,566)	814,851	(307,715)
Balance – March 31, 2023	(6,588,483)	(104,517)	(6,693,000)
Net loss	36,162	32,679	68,841
Balance – June 30, 2023	(6,630,697)	(71,838)	(6,702,535)

The impact of the restatements on the line items within the previously reported unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2023 previously filed is as follows:

	For the six months ended June 30, 2023
	As reported	Adjustment	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(1,086,404)	847,530	(238,874)
Changes in operating assets and liabilities:
Accounts receivable	-	(50,887)	(50,887)
Inventories	(1,893,196)	2,381,717	488,521
Prepaid and other current assets	5,291	280,634	285,925
Accounts payable	118,638	(73,791)	44,847
Accrued expenses	(33,969)	(60,494)	(94,463)
Deferred revenue and customer deposits	1,608,141	(3,168,754)	(1,560,613)
Other payable	(78,592)	122,979	44,387
CASH USED IN OPERATING ACTIVITIES	(1,077,946)	278,933	(799,013)
CASH FLOWS FROM INVESTING ACTIVITIES
Loans to shareholders	-	(280,635)	(280,635)
CASH USED IN INVESTING ACTIVITIES	(13,717)	(280,635)	(294,352)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributed to stockholders	(145,149)	1,701	(143,448)
CASH USED IN FINANCING ACTIVITIES	(145,149)	1,701	(143,448)
Change in cash and cash equivalents	(1,236,812)	(1)	(1,236,813)
Cash, beginning of year	3,514,882	1	3,514,883

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

The impact of the restatements on the line items within the previously reported unaudited Consolidated Balance Sheet for the nine months ended September 30, 2023 previously filed is as follows:

	September 30, 2023
	As reported	Adjustment	As restated
Accounts Receivable	-	114,006	114,006
Inventories	11,740,301	(4,334,843)	7,405,458
Prepaid and other current assets	63,831	221,182	285,013
Total current assets	17,019,954	(3,999,655)	13,020,299
Property and equipment, net	511,918	159,838	671,756
Right-of-use assets	3,849,876	(17)	3,849,859
Deposit	75,986	1,700	77,686
Total assets	21,457,734	(3,838,134)	17,619,600
Accounts payable	878,602	150,002	1,028,604
Accrued expenses	150,508	40,259	190,767
Deferred revenue	17,131,674	(1,822,567)	15,309,107
Line of credit	3,204,524	8,332	3,212,856
Other payable	285,975	(3,453)	282,522
Total current liabilities	21,956,348	(1,627,427)	20,328,921
Lease liability, non-current	3,809,007	(17)	3,808,990
Total liabilities	26,265,355	(1,627,444)	24,637,911
Additional paid-in capital	2,474	(2,474)	-
Accumulated deficit	(4,812,495)	(2,208,216)	(7,020,711)
Total stockholders’ deficit	(4,807,621)	(2,210,690)	(7,018,311)
Total liabilities, redeemable preferred stock and stockholders’ deficit	21,457,734	(3,838,134)	17,619,600

The impact of the restatements on the line items within the previously reported unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2023 previously filed is as follows:

	For the three months ended September 30, 2023
	As reported (1)	Adjustment (a)	Adjustment (b)	As restated
Revenue, net	3,637,763	(96,808)	1,413,321	4,954,276
Cost of goods sold	1,804,502	(1,364,014)	3,550,840	3,991,328
Gross profit	1,833,261	1,267,116	(2,137,429)	962,948
General and administrative	1,135,768	(17,166)	20,071	1,138,673
Total operating expenses	1,267,007	(18,165)	1,955	1,250,797
Loss from operations	566,254	1,285,282	(2,139,384)	(287,848)
Interest expense	6,654	20,650	(31,827)	(4,523)
Other income (expense), net	(29,396)	(35,254)	118,197	53,547
Total other (expense) income, net	19,628	29,396	-	49,024
Net loss	585,882	1,314,678	(2,139,384)	(238,824)
Net loss per common share, basic and diluted	0.02	0.05	(0.08)	(0.01)

(1)	This column represents the amounts filed within the Company’s December 31, 2023 and 2022 audited financial statements the SEC on May 3, 2024.

(a)	This column represents the impact from rolling adjustments from the Company’s reviewed financial statements for March 31, 2023 and June 30, 2023, filed with the SEC on June 27, 2024 and August 19, 2024, respectively.

(b)	This column represents the impact of adjustments found during the reaudit of the Company’s consolidated financial statements for the years ended December 31, 2023 and 2022, filed with the SEC on February 19, 2025.

	For the nine months ended September 30, 2023
	As reported	Adjustment	As restated
Revenue, net	10,116,094	4,582,166	14,698,260
Cost of goods sold	5,482,923	5,901,305	11,384,228
Gross profit	4,633,171	(1,319,139)	3,314,032
General and administrative	3,553,168	(9,169)	3,543,999
Depreciation and amortization expenses	85,195	(18,116)	67,079
Total operating expenses	3,945,189	(27,285)	3,917,904
Loss from operations	687,982	(1,291,854)	(603,872)
Interest expense	27,304	(31,827)	(4,523)
Other income (expense), net	12,500	118,197	130,697
Net loss	814,156	(1,291,854)	(477,698)
Net loss per common share, basic and diluted	0.03	(0.05)	(0.02)

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the restatements on the line items within the previously reported unaudited Consolidated Statement of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2023 previously filed is as follows:

	For the three and nine months ended September 30, 2023
	As reported	Adjustment	As restated
Additional paid-in capital:
Balance – December 31, 2022	2,474	(2,474)	-
Balance – March 31, 2023	2,474	(2,474)	-
Balance – June 30, 2023	2,474	(2,474)	-
Balance – September 30, 2023	2,474	(2,474)	-
Accumulated Deficit:
Balance – December 31, 2022	(5,404,018)	(918,596)	(6,322,614)
Stockholder distributions	(66,773)	1,702	(65,071)
Net loss	(1,122,566)	814,851	(307,715)
Balance – March 31, 2023	(6,593,357)	(102,043)	(6,695,400)
Net loss	36,162	32,679	68,841
Balance – June 30, 2023	(6,635,571)	(69,364)	(6,704,935)
Stockholder distributions	(77,484)	532	(76,952)
Net loss	585,882	(824,706)	(238,824)
Balance – September 30, 2023	(4,812,495)	(2,208,216)	(7,020,711)
Total stockholder’s deficit:
Balance – December 31, 2022	(5,399,144)	(921,070)	(6,320,214)
Stockholder distributions	(66,773)	1,702	(65,071)
Net loss	(1,122,566)	814,851	(307,715)
Balance – March 31, 2023	(6,588,483)	(104,517)	(6,693,000)
Net loss	36,162	32,679	68,841
Balance – June 30, 2023	(6,630,697)	(71,838)	(6,702,535)
Stockholder distributions	(77,484)	532	(76,952)
Net loss	585,882	(824,706)	(238,824)
Balance – September 30, 2023	(4,807,621)	(2,210,690)	(7,018,311)

The impact of the restatements on the line items within the previously reported unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2023 previously filed is as follows:

	For the nine months ended September 30, 2023
	As reported	Adjustment	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(814,155)	336,457	(477,698)
Depreciation expense	85,195	(26,449)	58,746
Amortization of debt issuance costs	-	8,333	8,333
Changes in operating assets and liabilities:
Accounts receivable	-	501,549	501,549
Inventories	(5,674,689)	5,913,156	238,467
Prepaid and other current assets	4,588	280,104	284,692
Deposit	-	(1,700)	(1,700)
Accounts payable	391,788	(62,093)	329,695
Accrued expenses	(38,393)	(9,068)	(47,461)
Deferred revenue and customer deposits	2,965,644	(5,150,165)	(2,184,521)
Other payable	(76,259)	108,255	31,996
CASH USED IN OPERATING ACTIVITIES	(1,283,419)	270,069	(1,013,350)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of assets	(26,289)	8,331	(17,958)
Loan to stockholders	-	(280,635)	(280,635)
CASH USED IN INVESTING ACTIVITIES	(26,289)	(272,304)	(298,593)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributed to stockholders	(222,633)	2,234	(220,399)
CASH USED IN FINANCING ACTIVITIES	2,977,367	2,234	2,979,601
Change in cash and cash equivalents	1,667,657	1	1,667,658
Cash, beginning of year	3,514,882	1	3,514,883

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, the Company had cash and cash equivalents of approximately $3.6 million and a working capital deficit of approximately $3.5 million.

The Company’s primary source of operating funds since the Company’s inception in 2013 has been from cash receipts from vehicle sales and proceeds from loans. Immediately prior to the closing of the Business Combination on December 12, 2023, the Company executed and delivered to Defender SPV LLC (the “Lender”) a senior secured convertible note (the “December 2023 Convertible Note”), in exchange for a loan in the principal amount of $15,819,209, net of debt discount of $3,855,490. See Note 12 for further information.

On May 15, 2024, the Company entered into a loan agreement for up to $1.5 million (“Floor Plan Financing) with an institutional lender. The Floor Plan Financing represents financing arrangements to facilitate the Company’s purchase of used and trade-in vehicles. All Floor Plan Financing are collateralized by the inventory purchased. These payables become due when the Company sells the vehicle. See Note 12 for further information.

On August 9, 2024, the Company executed and delivered to the Lender a senior secured convertible note (the “August 2024 Convertible Note”), in exchange for a loan in the principal amount of $1,154,681, net of debt discount of $363,718. See Note 12 for further information. In connection with the August 2024 Convertible Note, the Company will also issue to the Lender at no additional cost 300,000 shares of Common Stock and a warrant to purchase 79,673 shares of Common Stock at an exercise price of $11.50 per share. The Company issued 300,000 shares of Common Stock in December 2024.

On January 8, 2025, the Company entered into a securities purchase agreement (the “January 2025 SPA”) with the Lender pursuant to which the Lender agreed to waive the pre-existing events of default that occurred under the August Note and the Company Preferred Stock and the Company agreed to execute and deliver to the Lender a senior secured convertible note (the “January 2025 Note”), in exchange for a loan in the principal amount of $1,724,100. In connection with the January 2025 Note, the Company will also issue to the Lender at no additional cost 500,000 shares of Common Stock and a warrant to purchase 398,364 shares of Common Stock at an exercise price of $11.50 per share. The Company issued 500,000 shares of Common Stock in January 2025.

Based on the cash balance of $3.6 million and the positive forecasted cash flow from operations and the working capital deficit the Company has determined that the Company will need to source additional capital over the next twelve months to fund operations before it turns cash flow positive to meet the Company’s financing requirements for the one-year period from the issuance of the consolidated financial statements.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the 2023 Form 10-K/A, filed with the SEC on February 19, 2025.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000. As of September 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Disaggregation of Revenue

The following table summarizes the Company’s net revenues disaggregated by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023 As restated	2024	2023 As restated
Builds	6,363,107	4,926,363	19,609,927	14,573,448
Warranty and other	76,942	27,914	274,286	124,812
Total revenues, net	$6,440,049	$4,954,277	$19,884,213	$14,698,260

Deferred revenue and remaining performance obligation:

	September 30, 2024	December 31, 2023 As restated

Beginning balance, January 1	$16,190,861	$17,493,628
Additional deposits received	14,094,085	17,454,370
Revenue Recognized during the year at a point-in-time	(18,256,797)	(18,757,137)
Ending balance	$12,028,149	$16,190,861

As of September 30, 2024 and December 31, 2023, the Company had customer deposits in the amount of $8,649,222 and $8,326,469, respectively and deferred revenue of $3,378,926 and $7,864,392, respectively. The customer deposits and deferred revenue are typically recognized in revenue at a point in time within the next twelve months as the custom build vehicles are delivered and title has been transferred to customers.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The Company had trade accounts receivable of $17,391 as of September 30, 2024 and a recorded allowance for doubtful accounts of $0, resulting in a net trade accounts receivable balance of $17,391. The Company had trade accounts receivable of $138,541 as of December 31, 2023 and a recorded allowance for doubtful accounts of $138,541, resulting in a net trade accounts receivable balance of $0.

Inventories

Work in progress, work in progress – shipping and consumables, and work in progress – labor costs reported in inventories are carried at the lower of cost or net realizable value. Cost is determined on the basis of the direct and indirect costs that are directly attributable. The measurement of inventories is generally based on the weighted average method. Finished goods inventory is comprised of vehicles for which the build is completed but title has not been legally transferred, or in some cases, the vehicle has not been delivered. The measurement of finished goods inventories is the total cost of the materials, shipping and consumables, and labor attributed to the build of each specific completed vehicle. Overhead costs are allocated to inventory based on the rate of inventory turned for the period. As of September 30, 2024 and December 31, 2023, inventory was $10,895,128 and $9,607,766, respectively.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for the three and nine months ended September 30, 2024 and 2023.

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

While the Company remains in a financial reporting loss position based on a cumulative pre-tax loss for the three-year period ended September 30, 2024, the determination of the valuation allowance is based on its evaluation of the periods over which future taxable items are expected to be utilized to offset tax loss and deduction carryforward items in those future periods. That is, future forecasts of our taxable income are not considered in the evaluation of realizability of its deferred tax assets. Therefore, changes in its deferred tax asset valuation allowances will primarily be affected by changes in the estimates of the time periods over which those future taxable items will occur.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of September 30, 2024 and December 31, 2023. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the consolidated financial statements. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The open tax years for the tax returns generally include 2021 through 2023 for state and federal reporting purposes.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Share

The Company accounts for net loss per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. For the three and nine months ended September 30, 2024 and 2023, all potentially dilutive securities were not included in the calculation of diluted net income (loss) per share as their effect would be anti-dilutive.

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

NOTE 5. RECAPITALIZATION

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

Public and private placement warrants

The 11,500,000 Public Warrants issued at the time of EFHAC’s initial public offering, and 257,500 warrants issued in connection with private placement at the time of EFHAC’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company (see Note 14).

Redemption

Prior to the closing of the Business Combination, certain EFHAC public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in total redemptions of 11,477,525 shares of EFHAC Class A common stock for aggregate payments of $119,759,997.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. BNMC CONTINUATION CARS LLC BUSINESS COMBINATION

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

On August 11, 2024, the Company and the Sellers entered into an Amendment (the “Amendment”) to the A&R Asset Purchase Agreement, pursuant to which the parties acknowledged that the Sellers have satisfied all conditions to the A&R Asset Purchase Agreement to fix the aggregate purchase price at $1,250,000 payable through the issuance of 1,250,000 shares of the Company’s common stock valued at $1.00 per share. Pursuant to the Amendment the Company issued the 1,250,000 shares of the Company’s common stock to David W. Miller II in full satisfaction of the Company’s obligation to pay the Purchase Price as set forth in the A&R Asset Purchase Agreement.

The assets acquired under the A&R Asset Purchase agreement were accounted for as a business combination under FASB ASC Topic 805 Business Combinations. The Company utilized acquisition method under ASC 805-10-05-4 to account for the business combination. The purchase price was allocated as follows:

Consideration shares (1)	$1,250,000
Transaction costs	87,062
Total purchase consideration	1,337,062
Less: Cash deposits	(137,116)
Inventory	(27,964)
Deferred revenue	137,116
Total purchase consideration to be allocated	1,309,098
Less: fair value of intangible asset	18,000
Goodwill	$1,291,098

(1)	Includes $950,000 of consideration shares and an additional $300,000 of consideration that was 100% probable at the time of close.

	Fair value	Useful life
Brand name	$18,000	2
Less: accumulated amortization	(3,750)
Barnd name, net	14,250

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INVENTORIES

Inventories consisted of the following:

	September 30, 2024	December 31, 2023
Inventory – work in progress	$5,960,020	$1,494,795
Inventory – work in progress shipping and consumables	436,376	373,979
Inventory – work in progress labor	786,364	421,880
Resale inventory	929,995	1,110,620
Finished goods	2,175,573	5,748,234
Overhead costs allocated to inventory	606,800	458,258
	$10,895,128	$9,607,766

For the three months ended September 30, 2024, overhead costs allocated to inventory were $257,672. For the nine months ended September 30, 2024, the net change in overhead costs allocated to inventory of $148,542 consisted of $257,672 of costs allocated to inventory, offset by $109,130 of costs allocated from inventory to cost of goods sold. For the three months ended September 30, 2023, $109,668 of overhead costs were allocated to from inventory to cost of goods sold. For the nine months ended September 30, 2023, the net change in overhead costs allocated from inventory to cost of goods sold of $74,911 consisted of $177,712 of costs allocated to inventory, offset by $252,623 of costs allocated from inventory to cost of goods sold.

NOTE 8. PREPAIDS AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	September 30,	December 31,
	2024	2023
Prepaid expenses	$161,737	$34,006
Prepaid insurance	294,013	-
VAT receivable	52,816	-
Other receivable	4,243	-
	$512,809	$34,006

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Computer equipment	$12,740	$10,636
Office furniture	38,994	36,412
Manufacturing equipment	657,143	647,875
Vehicles	61,360	456,360
Building improvements	3,092	-
	773,329	1,151,283
Less: accumulated depreciation	(267,272)	(238,186)
	$506,057	$913,097

Depreciation expense related to the Company’s property and equipment was $25,013 and $98,612 for the three and nine months ended September 30, 2024 and $3,753 and $58,746 for the three and nine months ended September 30, 2023, respectively, which were included in the accompanying consolidated statements of operations.

NOTE 10. LEASES

The Company’s right-of-use assets and lease liabilities are related to leased office space in Kissimmee, Florida and the UK and beginning on March 23, 2023 a leased warehouse in Kissimmee, Florida. Some of these real estate leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent. Balances of the right-of-use assets and lease liabilities are set forth on the accompanying balance sheets.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease expenses
Operating lease expenses	$150,278	$150,278	$450,834	$439,123
Variable and other lease costs	5,021	9,129	39,748	6,308
Total lease cost	$155,299	$159,407	$490,582	$445,431
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$139,415	$134,561	$417,065	$371,100
Weighted-average remaining lease term (in years):
Operating leases	8.80	9.66	8.80	9.66
Weighted-average discount rate:
Operating leases	6.3%	6.3%	6.3%	6.3%

Maturity analysis under the lease agreement is as follows:

Total
2024	$140,638
2025	575,360
2026	535,720
2027	492,318
2028 and beyond	3,274,183
5,018,219
Less: present value discount	(1,209,230)
Lease liability	$3,808,989

NOTE 11. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
Accrued commission	$-	$6,000
Accrued convertible note interest (1)	911,949	113,000
Accrued bonuses	-	150,000
Accrued interest, floor plan loan	5,408	-
Accrued expenses, other	180,822	131,859
Warranty reserve	325,246	89,430
Accrued payroll	214,572	289,406
	$1,637,997	$779,695

(1)	Includes $340,393 of accrued default interest.

12. OTHER PAYABLE

Other payable consisted of the following:

	September 30, 2024	December 31, 2023
PPG payable (as defined below)	$91,549	$167,042
Income tax payable	1,115,559	1,115,559
Share issuance liability	112,500	250,000
Sale proceeds due to consignor	295,860	-
Other	65,623	17,262
	$1,681,091	$1,549,863

On February 1, 2022, the Company entered into an Exclusive Supplier Agreement with a third party, pursuant to which the third party issued a pre-bate in the amount of $277,642 to the Company in exchange for the Company’s commitment to make purchase of the third party’s products in the amount of $1,506,349 (“PPG Payable”). The Company shall use the $277,642 as working capital or otherwise in the operation of the Company’s business. The outstanding balance on the PPG payable was $91,549 and $167,042 recorded as other payable in the accompanying consolidated balance sheet as of September 30, 2024 and December 31, 2023, respectively.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. DEBT

Securities Purchase Agreement

On October 6, 2023 the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional Lender (the “Lender”) pursuant to which the Company issued to the Lender a senior secured convertible note (the “December 2023 Convertible Note”) in exchange for a loan in the principal amount of $15,819,209. The December 2023 Convertible Note shall accrue interest at an annual rate equal to the Prime Interest rate plus 5% per annum which is payable monthly in cash, or upon the Company’s option, in securities of the Company provided certain conditions are met at the increased interest rate of the Prime Interest rate plus 8% per annum. The Company is required to pay a late charge of 12% per annum (“Late Charges”) on any amount of principal or other amounts that are not paid when due. The December 2023 Convertible Note is convertible into shares of the Company’s common stock, par value $0.0001 per share at the option of the Lender at a conversion price of $10.00 per share, subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the common stock issuable upon conversion of the December 2023 Convertible Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $6.00. The conversion price is subject to a downward adjustment if the Company issues equity in the future at a price less than $10.00, except for equity issued in connection with certain strategic acquisitions. The conversion price is also subject to a downward adjustment if the Company fails to satisfy certain performance conditions set forth in the December 2023 Convertible Note. Upon the Lender’s conversion, the conversion amount shall be equal to 115% of the principal amount to be converted under the December 2023 Convertible Note plus any accrued and unpaid interest and accrued and unpaid Late Charges on such principal and interest, if any (the “Conversion Rate”). Lender’s ability to convert the December 2023 Convertible Note into shares of common stock is subject to a 4.99% blocker, such that Lender cannot convert the Convertible Note into shares of common stock to the extent it will make the Lender a beneficial owner of more than 4.99% of the common stock. The Company has the option to prepay the December 2023 Convertible Note, upon thirty (30) business day written notice, by paying the product of the 20% redemption premium multiplied by the greater of (i) the conversion amount to be redeemed and (ii) the product of (x) the Conversion Rate with respect to the conversion amount to be redeemed multiplied by (y) the greatest closing sale price of the Company’s common stock on any trading day immediately preceding such notice of redemption and the date the Company makes the entire payment required.

The December 2023 Convertible Note has a maturity date of December 12, 2026 and will rank senior to all outstanding and future indebtedness of the Company and its subsidiaries. The December 2023 Convertible Notes are secured by a first priority perfected security interest in all the existing and future assets of the Company and its direct and indirect subsidiaries, including a pledge of all of the capital stock of each of the subsidiaries. The December 2023 Convertible Note also provides that the Company and its subsidiaries execute a guaranty (the “Guaranty”) to guaranty the obligations under the December 2023 Convertible Note and the Security Agreement, that all insider stockholders of the common stock shall execute a lock-up agreement (the “Lock-Up Agreement”) restricting their sale of the common stock until six months after the registration statement registering the shares of common stock underlying the December 2023 Convertible Note is declared effective and a joinder agreement (the “Joinder Agreement”) pursuant to which the Company and its Subsidiaries agree and consent to be parties to the Security Agreement.

On August 9, 2024, the Company entered into a SPA with the Lender pursuant to which the Company issued to the Lender a senior secured convertible note (the “August 2024 Convertible Note”) in exchange for a loan in the principal amount of $1,154,681. The August 2024 Convertible Note has the same terms and conditions as the December 2023 Convertible Note.

Certain events of default under the December 2023 Convertible Note and the Series A Convertible Preferred Stock have occurred based on the following: the Company’s failure to have its resale registration statement on Form S-1 declared effective by the SEC within sixty (60) days of December 12, 2023, the financial statements of the Company’s subsidiary for the years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023 were required to be restated, the fact that the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”) within two (2) trading days of the filing due date of the Form 10-K and the Company did not file its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Form 10-Q”) within two (2) trading days of the filing due date of the Form 10-Q. The Convertible Note and the Series A Convertible Preferred Stock each provide for certain remedies based upon the occurrence of an event of default. As a result of the default the lender under the Convertible Note who is also the holder of the Series A Convertible Preferred Stock calculated default interest on the Convertible Note of an additional 8% of the principal balance outstanding for seventeen (17) days in May 2024 and an additional 8% of the principal balance outstanding for thirty (30) days in June 2024 (the “Default Interest”). The total Default Interest calculated for the three months ended June 30, 2024 was $165,233 in the aggregate. The lender has agreed to treat the Default Interest as paid-in-kind interest (“PIK interest”) and the accrued Default Interest was added to the principal balance of the Convertible note on July 1, 2024. In addition, under the terms of the December 2023 Convertible Note and the August 2024 Convertible Note, the Company has accrued default interest from the period from the date the company failed to have its resale registration statement on Form S-1 declared effective by the SEC in February 2024 through September 30, 2024, excluding the period for which the Lender calculated the Default Interest, in the amount of $660,292 (the “Additional Default Interest”). Pursuant to the execution of the August 2024 Convertible Note, the Lender agreed to waive the pre-existing events of default that occurred under the December 2023 Convertible Note and as a result, the company recognized a gain on forgiveness of payable of $319,899 in the consolidated statements of operations.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The December 2023 Convertible Note includes an original issue discount of $2,148,217 and debt issuance costs of $3,088,883. The August 2024 Convertible Note includes an original issue discount of $287,212 and debt issuance costs of $95,000. For the three and nine months ended September 30, 2024, the Company recorded $179,018 and $537,054, respectively, of amortization expense of the debt discount and $261,403 and $776,817, respectively, of amortization expense of the debt issuance costs in the consolidated statement of operations. As of September 30, 2024 and December 31, 2023, accrued interest on the December 2023 Convertible Note and the August 2024 Convertible Note, including the Additional Default Interest, was $773,417 and $113,000, respectively, as included with accrued expenses on the accompanying condensed consolidated balance sheets. See Note 11.

The table below summarizes the outstanding Convertible Note as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Principal value of Convertible Notes (1)	$17,139,113	$15,819,209
Debt discount, net of amortization(2)	(4,219,208)	(5,164,765)
Convertible Note payable	$12,919,905	$10,654,444

(1)	Includes $15,984,432 and $15,819,209 of principal for the December 2023 Convertible Note as of September 30, 2024 and December 31, 2023, respectively and $1,154,681 and $0 of principal for the August 2024 Convertible Note as of September 30, 2024 and December 31, 2023, respectively.

(2)	Includes $3,855,490 and $5,164,765 of debt discount for the December 2023 Convertible Note as of September 30, 2024 and December 31, 2023, respectively and $363,718 and $0 of debt discount for the August 2024 Convertible Note as of September 30, 2024 and December 31, 2023, respectively.

Floor Plan Payable

On May 15, 2024, the Company entered into a loan agreement for up to $1.5 million (“Floor Plan Financing”) with an institutional lender. The Floor Plan Financing represents financing arrangements to facilitate the Company’s purchase of used and trade in vehicles. All Floor Plan Financing are collateralized by the inventory purchased. These payables become due when the Company sells the vehicle. The interest rate is prime rate plus 3%. Interest on outstanding floor plan payable balances are due and payable on the 15th of each month. The outstanding balances on Floor Plan Financings as of September 30, 2024, was $757,000. Floor Plan Financing interest expense for the three and nine months ended September 30, 2024 was $27,058 and $37,859, respectively. There was no interest expense for the three and nine months ended September 30, 2023.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the disaggregation of interest expense for the three and nine months ended September 30, 2024:

	Three months ended September 30, 2024	Nine months ended September 30, 2024
Contractual interest expense	$939,007	$2,502,466
Debt discount amortization	197,750	550,950
Debt issuance cost amortization	261,404	776,817
Finance costs and other	3,668	14,420
Total	$1,401,829	$3,844,653

NOTE 14. REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2023 there were 25,000 shares of preferred stock issued and outstanding. On August 30, 2024, the holders of 18,500 shares of preferred stock converted such shares for 1,850,000 shares of common stock and as of September 30, 2024, there were 6,500 shares of preferred stock issued and outstanding. In January 2025, the conversion of such preferred shares was reversed by the Company’s transfer agent and the holder was issued 18,500 shares of preferred stock (See Note 19). The 6,500 shares represent Series A Convertible Preferred Stock (discussed below). The Series A Convertible Preferred Stock shall rank senior to all shares of Common Stock, and to all other classes or series of capital stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 15. STOCKHOLDERS’ EQUITY

Common stock — The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2024, there were 36,199,662 shares of common stock issued and outstanding, which included the 1,850,000 shares of common stock that were converted from 18,500 shares of preferred stock in August 2024. In January 2025, the conversion of such preferred stock was reversed by the Company’s transfer agent (See Note 19). As of December 31, 2023, there were 31,874,662 shares of common stock issued and outstanding. Each share of Common Stock has one vote and has similar rights and obligations.

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

Common Stock Issuances

On August 8, 2024, the Company entered into a subscription agreement with Theodore Duncan (the “Second Investor”) pursuant to which the Company agreed to issue to the Second Investor 1,000,000 shares of common stock and 100,000 warrants for an aggregate subscription price of $1,000,000.

On August 11, pursuant to the satisfaction of the terms in the Original Asset Purchase Agreement the Company issued 1,250,000 shares of common stock.

On August 30, 2024, the holders of 18,500 shares of Series A Convertible Preferred Stock redeemed such shares for 1,850,000 shares of common stock.

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

As of September 30, 2024, there are 11,500,000 Public Warrants and 257,500 Private Warrants outstanding.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Public Warrants and the Private Warrants expire

on the fifth anniversary of the Business Combination or earlier upon redemption or liquidation and are exercisable commencing 30 days after the Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

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

In connection with the December 2023 Convertible Note the Company issued 1,091,525 common share warrants and 15,819 preferred share warrants and in connection with the August 2024 Convertible Note the Company issued 79,673 common share warrants to ATW (the “ATW warrants”). The ATW warrants expire on the seventh anniversary of the issuance date and are exercisable on any day after the initial date on which either (i) the shares of Common Stock are registered under the 1934 Act or (ii) any publicly traded common equity (or equivalent security) of any Successor Entity are issued in exchange for the Common Stock in the applicable Business Combination or other similar transaction (the “Public Company Date”). The Company accounts for the ATW warrants as a liability and measured at fair value with subsequent changes in fair value recorded in earnings in accordance with the guidance contained in ASC 815.

On August 8, 2024, the Company entered into a subscription agreement with Second Investor pursuant to which the Company issued 100,000 warrants (the “Duncan Warrants”). The Duncan Warrants have a termination date of August 8, 2026, and are exercisable at any time on or after the issue date. The Company accounts for the Duncan Warrants in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024, no awards were granted under the Equity Incentive Plan. Each of its four non-employee directors were expected to receive a one-time grant of stock options to purchase up to 15,000 shares of Common Stock, exercisable at a purchase price which shall be equal to 110% of the price per share of the Common Stock at the Closing Date. In addition, in the first quarter of 2024 the Company entered into a consulting agreement whereby it issued 100,000 fully paid up non-forfeitable shares of restricted common stock. The shares were issued in the three months ended June 30, 2024 All shares of Company restricted common stock will be subject to a 12-month lock-up period from the time of issuance.

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

For the three and nine months ended September 30, 2024, the Company recognized $60,000 for the 100,000 share issuance of fully paid up and non-forfeitable shares at a weighted average grant date fair value of $0.60, and $20,000 for the incentive shares with market conditions, based on a weighted average grant date fair value of $0.23 per share. The fair value of the shares issued was determined utilizing level 2 inputs including the Company’s stock price and incorporating a discount for lack of marketability due to the lock-up period. The fair value of the incentive shares with market conditions was determined by utilizing a Monte Carlo simulation model with Level 2 inputs. The key inputs are presented in the table below:

	Valuation as of February 13, 2024
	Initial shares	Tranche 1	Tranche 2
Stock price	$0.8	$0.8	$0.8
Volatility	97.1%	97.1%	97.1%
Remaining term	0.75	1.00	1.00
Risk-free rate	5.03%	4.87%	4.87%

On June 11, 2024, the Company entered into a marketing service agreement (the “Marketing Service Agreement”) with an advisory firm. In connection with the Marketing Service Agreement, the Company agreed to pay the advisory firm $100,000 worth of shares of the Company’s common stock. The advisory services commenced on June 12, 2024 (the “Effective Date”). The number of shares issued was based on the closing price of the Company’s common stock on the Effective Date. For the three and nine months ended September 30, 2024, the Company has recorded $100,000 of equity compensation expense included in general and administrative expenses in the accompanying statements of operations.

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2024 and December 31, 2023, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.

NOTE 17. FAIR VALUE MEASUREMENTS

The Company accounts for certain assets and liabilities at fair value and classifies these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Assets and liabilities subject to fair value measurements are as follows:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities – Common Share Warrants	$-	$-	$623,120	$623,120
Warrant liabilities – Preferred Share Warrants	-	-	95	95
Derivative Liability	-	-	470,316	470,316
Total liabilities	$-	$-	$1,093,531	$1,093,531

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities – Common Share Warrants	$-	$-	$26,283	$26,283
Warrant liabilities – Preferred Share Warrants	-	-	-	-
Derivative Liability	-	-	2,724	2,724
Total liabilities	$-	$-	$29,007	$29,007

The Common Share Warrants and the Preferred Share Warrants were valued using a Black-Scholes option pricing model utilizing assumptions related to the contractual terms of the instruments, estimated volatility of the price of the Common Stock and current interest rates.

The following table provides quantitative information regarding Level 3 fair value measurements for Common Share Warrants and Preferred Share Warrants as of September 30, 2024 and December 31, 2023.

			Initial Value	Initial Value
	Preferred Share Warrant September 30, 2024	Common Share Warrant September 30, 2024	Common Share Warrant August 9, 2024	Preferred Share Warrant December 31, 2023	Common Share Warrant December 31, 2023
Exercise price	$17.58	$11.50	$11.50	$17.58	$11.50
Share price	$1.19	$1.19	$0.90	$1.23	$1.23
Volatility	102.0%	102.0%	96.76%	40.65%	40.65%
Expected life	1.00	5.20	5.35	1.00	5.95
Risk-free rate	3.98%	3.58%	3.80%	4.01%	4.01%
Dividend yield	-	-			-

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis.

	Common Share Warrants	Preferred Share Warrants	Warrant Liability
Fair value as of December 31, 2023	$26,283	$-	$26,283
Change in fair value	165,361	-	165,361
Fair value as of March 31, 2024	191,644	-	191,644
Change in fair value	286,657	27	286,684
Fair value as of June 30, 2024	478,301	27	478,328
Initial measurement, August 9, 2024	26,551	-	26,551
Change in fair value	118,268	68	118,336
Fair value as of September 30, 2024	$623,120	$95	$623,215

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The conversion upon the event of default derivative liability of the Convertible Promissory Note was valued using a Black Scholes option pricing model terms related to the terms of the Convertible Promissory Note (see Note 14), estimated volatility of the price of the Common Stock and current interest rates.

The following table provides quantitative information regarding Level 3 fair value measurements for the conversion upon the event of default derivative liability as of September 30, 2024 and December 31, 2023.

	September 30, 2024	Initial Value August 9, 2024	December 31, 2023
Exercise price	$10.00	$10.00	$10.00
Share price	$1.19	$0.90	$1.23
Volatility	102.0%	96.76%	40.65%
Expected life	2.20	5.35	2.95
Risk-free rate	3.58%	3.80%	4.01%
Dividend yield	-	-	-

The following table presents a summary of the changes in the fair value of the conversion upon the event of default derivative liability, a Level 3 liability, measured on a recurring basis.

Derivative liability
Fair value as of December 31, 2023	$2,724
Change in fair value	60,666
Fair value as of March 31, 2024	63,390
Change in fair value	176,194
Fair value as of June 30, 2024	239,584
Initial measurement, August 9, 2024	105,980
Change in fair value	124,752
Fair value as of September 30, 2024	$470,316

NOTE 18. RELATED PARTY TRANSACTIONS

The Company has entered into independent contractor agreements with Luxury Automotive Transport, Inc. The owner of Luxury Automotive Transport, Inc. is the father of Elliot Humble, the Company’s Officer. ECD secures the services of a specialized contractor to handle the transportation and delivery of their custom luxury vehicles, ensuring these tasks are managed by a company with substantial expertise in this area. Per the agreement, the customer delivery rate is $1.45/mile, and transportation rate is 1.25/mile. As a result of the agreements, the Company recorded expense of $25,092 and $82,384 for the three and nine months ended September 30, 2024, respectively. The Company recorded expense of $50,587 and $144,165 for the three and nine months ended September 30, 2023, respectively.

The Company has no commercial agreement with British Food Stop. British Food Stop sells breakfast and lunch to employees via a food truck on site. The owners of British Food Stop are the parents of Emily Humble, the Company’s President, Secretary, and Director. For the three and nine months ended September 30, 2024, the Company recorded expenses totaling $14,023 and $38,578, respectively. For the three and nine months ended September 30, 2023, the Company recorded expenses totaling $5,553.

NOTE 19. SUBSEQUENT EVENTS

Subsequent events have been evaluated through [ ], which represents the date the financial statements were available to be issued, and no events, other than discussed below have occurred through that date that would impact the financial statements.

Issuance of Common Stock

On December 27, 2024, the Company issued 300,000 shares of Common Stock to Defender SPV LLC pursuant to the securities purchase agreement and the August 2024 Convertible Note.

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

Officer Appointment

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reversal of Series A Convertible Preferred Stock Conversion

In January 2025 the conversion of the 18,500 shares of Series A Convertible Preferred Stock into 1,850,000 shares of common stock was reversed by the Company’s transfer agent due to the terms of the agreement that a stockholder’s ability to convert Series A Convertible Preferred Stock into shares of Common Stock is subject to a 4.99% blocker, that precluded the stockholder from converting its Series A Convertible Preferred Stock into shares of Common Stock to the extent it will made the stockholder a beneficial owner of more than 4.99% of the Common Stock.

Business Loan and Security Agreement

On February 20, 2025, the Company entered into a Business Loan and Security Agreement with Agile Lending, LLC (the “Lending Lender”) pursuant to which the Company received a term loan from the Lending Lender in the principal amount of $1,575,000 (the “Loan”). The Loan shall be prepaid through thirty (30) equal weekly payments of principal and interest in the aggregate amount of $74,550 commencing March 3, 2025 and ending September 22, 2025. During the term the Loan shall accrue interest of $661,500. The principal amount of the Loan included an administrative agent fee of $75,000 which was paid to the Collateral Agent out of the Loan.

Consulting Agreement

On February 20, 2025 (the “Effective Date”), the Company entered into a consulting agreement with an advisor (the “Advisor”) for business advisory services, guidance on growth strategies, and networking with its contacts on a non-exclusive basis for general business purposes. Pursuant to the consulting agreement the Company will issue 236,000 shares of the Company’s common stock to the Advisor on the Effective Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to ECD Automotive Design, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the Annual Report on Form 10-K/A and Risk Factors contained therein. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Business Overview and Strategy

ECD is an award winning, custom-car builder in the Restomod sector with a focus on classic motor vehicles of various models of both two-door and four-door styles. Among those awards are the “Top 5 Restorations” award by The Robb Report in 2022. Our mission is to bring new life to iconic brands by building fully-customized, 1-of-1 designs of these luxury vehicles – setting the customer in the center of the experience. We have sought to become the world’s best Land Rover customization and production facility since our start in 2013, aiming at producing the most customized Land Rovers. In addition, the company customizes the Jaguar E-Type, Ford Mustang and Toyota FJ40.

We provide clients a one-of-a kind immersive luxury automotive design experience for each of its unique custom builds, where customers may design every aspect of the vehicle. In sequence, our highly trained technicians, master-certified ASE craftsmen, hand-built, from the ground up, in 2,200 man-hours, a completely restored vehicle, replacing substantially its every single component– customizing the engine, the color, the seating, the stitching, the electronics and the cosmetic finishes. All elements of the process are completed in-house. We primarily earn our revenue from the sale of the customized vehicle directly to the customer, as well as by providing repair or upgrade services to customers, and from the sale of extended warranties. Occasionally we earn commissions on resale of used vehicles. We recognized revenue of $19.9 million and $14.7 million for the nine months ended September 30, 2024 and 2023, respectively. We had a net loss of $7.5 million and net income of $0.5 million, respectively for the nine months ended September 30, 2024, and 2023.

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

Our headquarters, known as the “Rover Dome,” is a 100,000-square-foot facility located in Kissimmee, FL, where as of September 30, 2024, there were 102 employees located, including 72 talented craftsmen and technicians, who hold a combined 69 National Institute for ASE and 4 master level certifications. ECD, by means of ECD UK, operates a logistics center in the United Kingdom where its professionals work to source and transport over-25-year-old work vehicles back to the United States for restoration.

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

Securities Purchase Agreement

On October 6, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional Lender (the “Lender”) pursuant to which the Company issued to the Lender a senior secured convertible note (the “December 2023 Convertible Note”) in exchange for a loan in the principal amount of $15,819,209. The Convertible Note shall accrue interest at an annual rate equal to the Prime Interest rate plus 5% per annum which is payable quarterly in cash, or upon the Company’s option, in securities of the Company provided certain conditions are met at the increased interest rate of the Prime Interest rate plus 8% per annum. The Company is required to pay a late charge of 12% per annum (“Late Charges”) on any amount of principal or other amounts that are not paid when due. The Convertible Note is convertible into shares of the Company’s common stock, par value $0.0001 per share at the option of the Lender at a conversion price of $10.00 per share, subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the common stock issuable upon conversion of the Convertible Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $6.00. The conversion price is subject to a downward adjustment if the Company issues equity in the future at a price less than $10.00, except for equity issued in connection with certain strategic acquisitions. The conversion price is also subject to a downward adjustment if the Company fails to satisfy certain performance conditions set forth in the Convertible Note. Upon the Lender’s conversion, the conversion amount shall be equal to 115% of the principal amount to be converted under the Convertible Note plus any accrued and unpaid interest and accrued and unpaid Late Charges on such principal and interest, if any (the “Conversion Rate”). Lender’s ability to convert the Convertible Note into shares of common stock is subject to a 4.99% blocker, such that Lender cannot convert the Convertible Note into shares of common stock to the extent it will make the Lender a beneficial owner of more than 4.99% of the common stock. The Company has the option to prepay the Convertible Note, upon thirty (30) business day written notice, by paying the product of the 20% redemption premium multiplied by the greater of (i) the conversion amount to be redeemed and (ii) the product of (x) the Conversion Rate with respect to the conversion amount to be redeemed multiplied by (y) the greatest closing sale price of the Company’s common stock on any trading day immediately preceding such notice of redemption and the date the Company makes the entire payment required.

The December 2023 Convertible Note has a maturity date of December 12, 2026, and will rank senior to all outstanding and future indebtedness of the Company and its subsidiaries. The December 2023 Convertible Notes are secured by a first priority perfected security interest in all the existing and future assets of the Company and its direct and indirect subsidiaries, including a pledge of all of the capital stock of each of the subsidiaries. The December 2023 Convertible Note also provides that the Company and its subsidiaries execute a guaranty (the “Guaranty”) to guaranty the obligations under the December 2023 Convertible Note and the Security Agreement, that all insider stockholders of the common stock shall execute a lock-up agreement (the “Lock-Up Agreement”) restricting their sale of the common stock until six months after the registration statement registering the shares of common stock underlying the December 2023 Convertible Note is declared effective and a joinder agreement (the “Joinder Agreement”) pursuant to which the Company and its Subsidiaries agree and consent to be parties to the Security Agreement.

Recent Developments

On August 9, 2024, we entered into a securities purchase agreement (the “August 2024 SPA”) with the Lender pursuant to which the Company issued to the Lender a senior secured convertible note (the “August 2024 Convertible Note”) in exchange for a loan in the principal amount of $1,154,681. The August 2024 Convertible Note has the same terms and conditions as the December 2023 Convertible Note. In connection with the August 2024 SPA, the Company agreed to issue the Lender 300,000 restricted shares of Common Stock.

Certain events of default under the December 2023 Convertible Note and the Series A Convertible Preferred Stock have occurred based on the following: the Company’s failure to have its resale registration statement on Form S-1 declared effective by the SEC within sixty (60) days of December 12, 2023, the financial statements of the Company’s subsidiary for the years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023 were required to be restated, the fact that the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”) within two (2) trading days of the filing due date of the Form 10-K and the Company did not file its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Form 10-Q”) within two (2) trading days of the filing due date of the Form 10-Q. The Convertible Note and the Series A Convertible Preferred Stock each provide for certain remedies based upon the occurrence of an event of default. As a result of the default the lender under the Convertible Note who is also the holder of the Series A Convertible Preferred Stock calculated default interest on the Convertible Note of an additional 8% of the principal balance outstanding for seventeen (17) days in May 2024 and an additional 8% of the principal balance outstanding for thirty (30) days in June 2024 (the “Default Interest”). The total Default Interest calculated for the three months ended June 30, 2024 was $165,233 in the aggregate. The lender has agreed to treat the Default Interest as paid-in-kind interest (“PIK interest”) and the accrued Default Interest was added to the principal balance of the Convertible note on July 1, 2024. In addition, under the terms of the December 2023 Convertible Note and the August 2024 Convertible Note, the Company has accrued default interest from the period from the date the company failed to have its resale registration statement on Form S-1 declared effective by the SEC in February 2024 through September 30, 2024, excluding the period for which the Lender calculated the Default Interest, in the amount of $660,292 (the “Additional Default Interest”). Pursuant to the execution of the August 2024 Convertible Note, the Lender agreed to waive the pre-existing events of default that occurred under the December 2023 Convertible Note and as a result, the company recognized a gain on forgiveness of payable of $319,8991 in the consolidated statements of operations.

The December 2023 Convertible Note includes an original issue discount of $2,148,217 and debt issuance costs of $3,088,883. The August 2024 Convertible Note includes an original issue discount of $287,212 and debt issuance costs of $95,000. For the three and nine months ended September 30, 2024, the Company recorded $179,018 and $537,054, respectively, of amortization expense of the debt discount and $261,403 and $776,817, respectively of debt issuance costs in the consolidated statement of operations. As of September 30, 2024, and 2023, accrued interest on the December 2023 Convertible Note and the August 2024 Convertible Notes, including the Additional Default Interest, in the consolidated balance sheets was $773,417 and $0, respectively.

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

On April 24, 2024, following the satisfaction or waiver of the closing conditions, the Company and Sellers closed the transactions contemplated by the A&R Asset Purchase Agreement. In connection with the closing of the A&R Asset Purchase Agreement, the Company and the Sellers executed and delivered the following agreements: (1) the IP Assignment Agreement, dated April 24, 2024, by and between Sellers, as assignors, and ECD, as assignee (the “IP Assignment Agreement”), (2) the Trademark License Agreement, dated April 24, 2024, by and between ECD, as licensor and Sellers, as licensees (the “Trademark License Agreement”), and (3) Consulting Agreement, dated April 24, 2024, by and between ECD, as the company and BNMC Films LLC, a wholly owned subsidiary of David W. Miller II, as the contractor (the “Consulting Agreement”). The additional $300,000 of consideration was fully earned by June 24, 2024. On August 11, 2024, we issued 1,250,000 shares of common stock pursuant to the satisfaction of the terms of the Original Asset Purchase Agreement.

On August 8, 2024, we entered into a subscription agreement with Theodore Duncan (the “Second Investor”) pursuant to which the Company agreed to issue to the Second Investor 1,000,000 shares of common stock and 100,000 warrants for an aggregate subscription price of $1,000,000.

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

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net (loss) income	$(2,563,014)	$(238,824)	$(7,458,875)	$(477,968)
Excluding:
Interest expense	1,401,829	4,523	3,844,653	4,523
Income tax (benefit) expense	315,487	-	838,055	-
Equity compensation expense	50,000	-	319,459	-
Non-recurring professional fees*	108,475	-	547,854	-
Other (income) expense, net	286,048	(53,547)	(24,864)	(130,697)
Change in FV of warrant liabilities	118,336	-	570,381	-
Change in FV of conversion option liabilities	124,752	-	361,611	-
Gain on forgiveness of payable	(319,899)	-	(319,899)	-
Foreign exchange loss	1,534	-	12,054	-
Depreciation	20,758	12,086	102,362	67,079
Adjusted EBITDA	$(455,693)	$(275,762)	$(1,207,209)	$(537,063)

*	The Company has included non-recurring professional fees as a component of adjusted EBITDA as these expenses were incurred in connection with the restatements of the 2022, 2023 and first half 2024 financial statements, the suspension of BF Borgers CPA PC and related matters. The Company expects to incur additional fees through March 31, 2025 relating to the aforementioned matters.

Adjusted EBITDA decreased $179,931 for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase in gross profit was driven by the increase in average selling price per car and an increase in the number of units sold; this was more than offset by increased costs associated with being a public company for a full year, versus a partial year in 2023.

Adjusted EBITDA decreased $0.7 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase in gross profit was driven by the increase in average selling price per car and an increase in the number of units sold; this was more than offset by increased costs associated with being a public company for a full year, versus a partial year in 2023.

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

Interest Expense

Interest expense represents interest on the December 2023 Convertible Note, the August 2024 Convertible Note, FNB of Pasco floor loan and amortization of the debt discount and issuance costs.

Other Income and Expense

The Company’s other income and expenses represent foreign currency exchange gains and losses, interest income, net gain or loss on the sale of trade in vehicles, consignment income and other miscellaneous items. Our interest income represents bank interest earned on cash in the Company’s savings account.

Results of Operations

To provide readers with meaningful comparisons, the following analysis provides comparisons of the financial results for the three and nine months ended September 30, 2024 and 2023. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The following table sets forth our results of operations for the periods presented:

	For the three months ended
	September 30,
	2024	2023 As restated	Variance ($)	Variance (%)
Revenue, net	$6,440,049	$4,954,277	$1,485,772	30.0%
Cost of goods sold	4,432,509	3,991,328	441,181	11.1%
Gross profit	2,007,540	962,949	$1,044,591	(108.5)%

Operating expenses:
Sales and marketing expenses	258,138	100,038	158,100	158.0%
General and administrative expenses	2,363,571	1,138,673	1,224,898	107.6%
Depreciation and amortization expenses	20,758	12,086	8,672	71.8%
Total operating expenses	2,642,467	1,250,797	(1,391,670)	111.3%

Income (loss) from operations	(634,927)	(287,848)	(347,079)	120.6%

Other income (expense):
Interest expense	(1,401,829)	(4,523)	(1,397,306)	30,893.3%
Change in fair value of warrant liabilities	(118,336)	-	(118,336)	100.0%
Change in fair value of conversion option	(124,752)	-	(124,752)	100.0%
Gain on forgiveness of payable	319,899	-	319,899	100.0%
Foreign exchange loss	(1,534)	-	(1,534)	100.0%
Other income (expense), net	(286,048)	53,547	(339,595)	(634.2)%
Total other income (loss)	(1,612,600)	49,024	(1,661,624)	(3,389.4)%
Loss before income taxes	(2,247,527)	(238,824)	(2,008,703)	841.1%
Income tax benefit (expense)	(315,487)	-	(315,487)	100.0%
Net loss	$(2,563,014)	$(238,824)	$(2,324,190)	973.2%

Net Revenue by Product Category

The following table summarizes the Company’s net unaudited consolidated revenues disaggregated by product category:

	Three Months Ended September 30,
	2024	2023 As restated	Change	Change %

Builds	$6,363,107	$4,926,363	$1,436,744	29.2%
Parts	18,202	15,699	2,503	15.9%
Warranty and other	58,740	12,215	46,525	380.9%
Total revenues, net	$6,440,049	$4,954,277	$1,485,771	30.0%

Vehicle builds represented 98.8% of the revenue for the three months ended September 30, 2024, compared to 99.4% for the three months ended September 30, 2023, and increased $1,436,744 for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The primary driver of the revenue increase for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was an increase in the number of units sold, coupled with an increase in the average selling price per vehicle.

Parts and warranty revenue represent a small portion of our revenue. Those categories combined represented 1.2% of the revenue for the three months ended September 30, 2024, compared to 0.6% for the three months ended September 30, 2023, and a increase of $46,525 for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Gross Profit and Gross Profit Margin Percentage

	Three Months Ended September 30,
	2024	2023 As restated	Change	Change %
Builds	$2,302,393	$1,051,050	$1,251,343)	119.1%
	35.8%	21.2%	14.5%
Warranty and others	(294,855)	(88,101)	(206,754)	234.7%
	(4.6)%	(1.8)%	(2.8)%
Total Gross Profit	$2,007,540	$962,949	1,044,591	108.5%
	31.2%	19.4%	70.3%

Gross profit in the builds category increased by 119.1% during the three months ended September 30, 2024, compared to the three months ended September 30, 2023 due to an increase in number of vehicle sold during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Operating Expenses

	Three months Ended September 30,
	2024	2023 As restated	Change	Change %

Operating expenses:
Advertising and marketing expenses	$258,138	$100,038	$158,100	158.0%
General and administrative expenses	2,363,571	1,138,673	1,224,898	107.6%
Depreciation and amortization expenses	20,758	12,086	8,672	71.8%
Total operating expenses	$2,642,467	$1,250,797	$1,391,670	111.3%

The Company experienced an overall increase in operating expenses of $1,391,670 for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023

For the three months ended September 30, 2024, advertising and marketing expenses increased $158,100, as compared to the three months ended September 30, 2023. This increase was primarily attributable to an increased volume of advertising and press as the Company expanded its marketing footprint with existing products.

General and administrative expenses increased $1,224,898 during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The primary driver for the increase in general and administrative expenses for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was due to public company costs. Increases were related to front office staff and salaries of $470,038, additional insurance costs of $116,570, and higher professional fees of $391,954 largely related to the costs associated with the restatement of the Company’s 2022, 2023 and first half 2024 financial statements.  We have invested in our corporate organization and incurred additional expenses associated with transitioning to, and operating as, a public company, including increased legal, audit, tax and accounting costs, investor relations costs, higher insurance premiums and compliance costs. As a result, we expect that general and administrative expenses will increase, on a year-over-year basis in absolute dollars but decline as a percentage of total revenue over time as we grow the revenue of the business. Our inability to scale our expenses could negatively impact profitability.

For the three months ended September 30, 2024, depreciation and amortization expense increased $8,672, as compared to the three months ended September 30, 2023. This increase was primarily due to the increase in fixed assets.

Other (Expense)Income

	Three Months Ended September 30,
	2024	2023 As restated	Change	Change %

Interest expense	$(1,401,829)	$(4,523)	$(1,397,306)	30,893.3%
Change in fair value of warrant liabilities	(118,336)	-	(118,336)	100.0%
Change in fair value of conversion option	(124,752)	-	(124,752)	100.0%
Gain on forgiveness of payable	319,899	-	319,899	100.0%
Foreign exchange loss	(1,534)	-	(1,534)	100.0%
Other income (expense), net	(286,048)	53,547	(339,595)	(634.2)%
Total other income (loss)	$(1,612,600)	$49,024	$(1,661,624)	(3,389.4)%

For the three months ended September 30, 2024, other income (expense), net increased in expense of $1,661,624, as compared to the three months ended September 30, 2023 due to an increase in interest expense.

For the three months ended September 30, 2024, interest expense increased $1,397,306 as compared to the three months ended September 30, 2023, due to the accrued interest and amortization of debt issuance costs on the December 2023 Convertible Note and the August 2024 Convertible Note, including the accrual of the Additional Default Interest and the interest on the Floor Plan Payable.

For the three months ended September 30, 2024, change in fair value of warrant liabilities and change in fair value of conversion option increased 100% as compared to the three months ended September 30, 2023 due to the warrants and conversion option liabilities associated with the December 2023 Convertible Note and the August 2024 Convertible Note.

For the three months ended September 30, 2024, gain on forgiveness of payable increased 100% as compared to the three months ended September 30, 2023 due to default waiver granted from the Lender related to the December 2023 Convertible Note.

For the three months ended September 30, 2024, other expense increased $339,595 as compared to the three months ended September 30, 2023 due to loss on sale of trade in vehicles.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The following table sets forth our results of operations for the periods presented:

	For the nine months ended
	September 30,
	2024	2023 As restated	Variance ($)	Variance (%)
Revenue, net
Cost of goods sold	$19,884,213	$14,698,260	$5,185,953	35.3%
Gross profit	14,296,197	11,384,228	2,911,969	25.6%
	5,588,016	3,314,032	$2,273,984	68.6%
Operating expenses:
Advertising and marketing expenses	886,119	306,826	579,293	188.8%
General and administrative expenses	6,776,419	3,543,999	3,232,420	91.2%
Depreciation and amortization expenses	102,362	67,079	35,283	52.6%
Total operating expenses	7,764,900	3,917,904	3,846,996	98.2%

Loss from operations	(2,176,884)	(603,872)	(1,573,012)	(260.5%

Other income (expense):
Interest expense	(3,844,653)	(4,523)	(3,840,130)	84,902.3%
Change in fair value of warrant liabilities	(570,381)	-	(570,381)	100.0%
Change in fair value of conversion option	(361,611)	-	(361,611)	100.0%
Gain on forgiveness of payable	319,899	-	319,899	100.0%
Foreign exchange loss	(12,054)	-	(12,054)	100.0%
Other income (expense), net	24,864	130,697	(105,833)	(81.0)%
Total other income (loss)	(4,443,936)	126,174	(4,570,110)	(3,622.1)%
(Loss) income before income taxes	(6,620,820)	(477,698)	(6,143,122)	1,286.0%
Income tax benefit	(838,055)	-	(838,055)	100.0%

Net loss	$(7,458,875)	$(477,698)	$(6,981,177)	1,461.4%

The tables presented in this section set forth, for the periods indicated, certain Statement of Operations data for the nine months ended September 30, 2024 and 2023.

Net Revenue by Product Category

The following table summarizes the Company’s net unaudited consolidated revenues disaggregated by product category:

	Nine Months Ended September 30,
	2024	2023 As restated	Change	Change %

Builds	$19,609,927	$14,573,448	$5,036,479	34.6%
Warranty and other	274,286	124,812	149,474	119.8%
Total revenues, net	$19,884,213	$14,698,260	$5,185,953	35.3%

Vehicle builds represented 98.6% of the revenue for the nine months ended September 30, 2024, compared to 99.2% for the nine months ended September 30, 2023, and increased $5,036,479 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The primary driver of the revenue increase for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was the increase in average selling price per vehicle.

Parts and warranty revenue represented 1.4% of the revenue for the nine months ended September 30, 2024, compared to 0.8% for the nine months ended September 30, 2023, an increase of $149,474 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Gross Profit and Gross Profit Margin Percentage

	Nine Months Ended September 30,
	2024	2023 As restated	Change	Change %
Builds	$5,980,190	$3,413,170	$2,567,020	75.2%
	30.1%	23.2%	6.9%
Warranty and others	(392,174)	(99,138)	(293,036)	295.6%
	(2.0)%	(0.7)%	(1.3)%
Total Gross Profit	$5,588,016	$3,314,032	$2,273,984	68.6%
	28.1%	22.5%	43.8%

Gross profit in the Builds category increased by 75.2% during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Higher ASP’s, increased unit volume and overhead absorption were the main drivers of margin expansion during the period.

Operating Expenses

	Nine months Ended September 30,
	2024	2023 As restated	Change	Change %

Operating expenses:
Advertising and marketing expenses	$886,119	$306,826	$579,293	188.8%
General and administrative expenses	6,776,419	3,543,999	3,232,420	91.2%
Depreciation and amortization expenses	102,362	67,079	35,283	52.6%
Total operating expenses	$7,764,900	$3,917,904	$3,846,996	98.2%

The Company experienced an overall increase in operating expenses of $3,846,996 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023

For the nine months ended September 30, 2024, advertising and marketing expenses increased $579,273, as compared to the nine months ended September 30, 2023. This increase was primarily attributable to an increased volume of advertising and printing as the Company increased its advertising, promotions, and social media presence in response to higher online traffic. In addition, part of the increase was due to the increased price of web advertising compared to the prior year.

General and administrative expenses increased $3,232,420 during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The primary driver for the increase in general and administrative expenses for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was due to the public company costs as well as one time expenses associated with the re-auditing of the 2022, 2023 and first half of 2024 financial statements. We have invested in our corporate organization and incurred additional expenses associated with transitioning to, and operating as, a public company, including increased legal, audit, tax and accounting costs, investor relations costs, higher insurance premiums and compliance costs. As a result, we expect that general and administrative expenses will increase, on a year-over-year basis in absolute dollars but decline as a percentage of total revenue over time as we grow the revenue of the business. Our inability to scale our expenses could negatively impact profitability.

For the nine months ended September 30, 2024, depreciation and amortization expense increased $35,283, as compared to the nine months ended September 30, 2023. This increase was primarily due to additional depreciation related to equipment purchases.

Other (Expense)Income

	Nine Months Ended September 30,
	2024	2023 As restated	Change	Change %

Interest expense	$(3,844,653)	$(4,523)	$(3,840,130)	84,902.3%
Change in fair value of warrant liabilities	(570,381)	-	(570,381)	100.0%
Change in fair value of conversion option	(361,611)	-	(361,611)	100.0%
Gain on forgiveness of payable	319,899	-	319,899	100.0%
Foreign exchange loss	(12,054)	-	(12,054)	100.0%
Other income (expense), net	24,864	130,697	(105,833)	(81.0)%
Total other income (loss)	$(4,443,936)	$126,174	$(4,570,110)	(3,622.1)%

For the nine months ended September 30, 2024, other income (expense), net increased $4,570,110, as compared to the nine months ended September 30, 2023 primarily due to an increase in interest expense.

For the nine months ended September 30, 2024, interest expense increased $3,840,130 as compared to the nine months ended September 30, 2023, primarily due to the accrued interest and amortization of debt discount and debt issuance costs on the December 2023 Convertible Note, August 2024 Convertible Note, including the Additional Default Interest and the interest on the Floor Plan Payable.

For the nine months ended September 30, 2024, change in fair value of warrant liabilities and change in fair value of conversion option increased 100% as compared to the nine months ended September 30, 2023 due to the warrants and conversion option liabilities associated with the December 2023 Convertible Note and the August 2024 Convertible Note.

For the nine months ended September 30, 2024, gain on forgiveness of payable increased 100% as compared to the nine months ended September 30, 2023 due to default waiver granted from the Lender related to the December 2023 Convertible Note.

For the nine months ended September 30, 2024, other income decreased $105,833 as compared to the nine months ended September 30, 2023 due to loss on sale of trade in vehicles.

Liquidity and Capital Resources

Uses and Availability of Funds

Our primary sources of funds are customer deposits, collections of deferred revenue, and proceeds from loan payable. The Company relies on customer deposits to fund working capital requirements. Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives from 25% to 50% of the total consideration of the contract, except for upgrades, from its customers as acceptance of contract, which are initially recorded in customer deposits, and are recognized as net revenue when the products are titled or delivered. As of September 30, 2024, the Company had customer deposits in the amount of $8,649,222 and deferred revenue for vehicles that were completed, but title had not been transferred to the customer as of September 30, 2024 of $3,378,927.

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

As of September 30, 2024, we had cash and cash equivalents of $3,592,128. The Company’s primary source of operating funds since inception has been from cash receipts from sales and proceeds from loan payable. Immediately prior to the closing of the Business Combination on December 12, 2023, the Company executed and delivered to the Lender a senior secured convertible note (the “December 2023 Convertible Note”), in exchange for a loan in the principal amount of $15,819,209. The December 2023 Convertible Note shall accrue interest at an annual rate equal to the Prime Interest rate plus 5% per annum which is payable monthly in cash or, upon the Company’s option, in securities of the Company provided certain conditions are met at the increased interest rate of the Prime Interest rate plus 8% per annum. The Company is required to pay a late charge of 12% per annum (“Late Charges”) on any amount of principal or other amounts that are not paid when due. The December 2023 Convertible Note is convertible into shares of Company Common Stock at the option of the Lender at a conversion price of $10.00 per share, subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the Company Common Stock issuable upon conversion of the December 2023 Convertible Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $6.00. The note has a three-year term.

On August 9, 2024, the Company executed and delivered to the Lender a senior secured convertible note (the “August 2024 Convertible Note”), in exchange for a loan in the principal amount of $1,154,681, net of debt discount of $363,718. See Note 13 for further information. In connection with the August 2024 Convertible Note, the Company will also issue to the Lender at no additional cost 300,000 shares of Common Stock and a warrant to purchase 79,673 shares of Common Stock at an exercise price of $11.50 per share. The Company issued 300,000 shares of Common Stock in December 2024.

On January 8, 2025, the Company entered into a securities purchase agreement (the “January 2025 SPA”) with the Lender pursuant to which the Lender agreed to waive the pre-existing events of default that occurred under the August Note and the Company Preferred Stock and the Company agreed to execute and deliver to the Lender a senior secured convertible note (the “January 2025 Note”), in exchange for a loan in the principal amount of $1,724,100. In connection with the January 2025 Note, the Company will also issue to the Lender at no additional cost 500,000 shares of Common Stock and a warrant to purchase 398,364 shares of Common Stock at an exercise price of $11.50 per share. The Company issued 500,000 shares of Common Stock in January 2025.

Based on the cash balance of $3.6 million and the positive forecasted cash flow from operations and the working capital deficit the Company has determined that the Company will need to source additional capital over the next twelve months to fund operations before it turns cash flow positive to meet the Company’s financing requirements for the one-year period from the issuance of the consolidated financial statements.

Cash Flows

Cash flows for the nine months ended September 30, 2024 and 2023

Increases in inventory, accounts payable, accrued expenses and current lease liability and the decrease in deferred revenue were the primary drivers that resulted in the increase in the working capital deficit. We plan to use our current cash position as well as collections from accounts receivable, and the cash generated from our operations, when applicable, to fund the current operations of the business. The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended
	September 30,
	2024	2023 As restated
Cash Provided By (Used In)
Operating Activities	$(7,199,988)	$(1,013,350)
Investing Activities	(17,046)	(298,593)
Financing Activities	2,674,469	2,979,601
Effect of translation changes on cash	482	-
Net (decrease) increase in cash and cash equivalents	$(4,542,083)	$1,667,658

Net cash used in operating activities

Operating activities used cash of $7,199,988 for the nine months ended September 30, 2024, primarily due to the decrease in deferred revenue and the increase in inventory and prepaid and other current assets, partially offset by an increase in accounts payable and accrued expenses.

Operating activities used cash of $1,013,350 for the nine months ended September 30, 2023, primarily due to an decrease in deferred revenue and accounts payable partially offset by an increase in inventories.

Net cash used in investing activities

Investing activities used cash of $17,046 for the nine months ended September 30, 2024, related to the purchasing of warehouse equipment.

Investing activities used cash of $298,593 for the nine months ended September 30, 2023, related to the loan to stockholders.

Net cash provided by financing activities

Financing activities provided cash of $2,674,469 for the nine months ended September 30, 2024, primarily related to proceeds net of repayments of floor loans, the issuance of common shares, and proceeds from the August 2024 Convertible Note.

Financing activities provided cash of $2,979,601 for the nine months ended September 30, 2023, due proceeds from loan payable.

Contractual Obligations and Commitments

The following table summarizes our future material cash requirements from our contractual lease obligations at September 30, 2024:

Total Future Lease Obligations
2024	$140,638
2025	575,360
2026	535,720
2027	492,318
2028 and beyond	3,274,183
$5,018,219

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

Impact of Inflation and Currency Fluctuation

While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation during the three and nine months ended September 30, 2024, resulting in part from increased shipping and transportation costs, increased product costs, increased labor costs in the supply chain. We have also experienced varying levels of inflation during the three and nine months ended September 30, 2023, resulting in part from increased product costs and increased labor costs by the uncertain economic environment. The Company has been actively working to mitigate these factors through a combination of sales price adjustments and other sourcing strategies, as such issues have continued into 2024. Severe increases in inflation could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations. Inflation did not have a material impact on our operations for the three and nine months ended September 30, 2024, or September 30, 2023.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Net currency exchange gains (losses) were not material for the three and nine months ended September 30, 2024, and 2023.

Seasonality

We typically do not experience seasonality in our operations.

Related Party Transactions

The Company has related party transactions consisting of payments for services provided by companies owned by certain family members of the shareholders. See Note 18 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 4 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form10-Q.

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

While our significant accounting policies are described in more detail in Note 5 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Product Revenue – Builds

The Company generates revenue through the sale of vehicles directly to customers. The Company considers the build/sales contracts to be the contracts with the customer. There is a single performance obligation in all of the Company’s contracts, which is to build a vehicle based on customer specifications, transfer title or delivery of product under the terms in the arrangement. Product revenue is recognized when the product build is completed and title has been transferred, or product is delivered. The Company concluded that this was the appropriate time to record revenue based on the following criteria. (1) ECD has a right to full payment for the product. (2) The customer has legal title to the product and (3) The customer has the significant risks and rewards of ownership of the asset. There are certain build contacts, “owner donor vehicles” where title remains with the customer for the entire project. Under these contracts, revenue is recognized at a point in time when the truck is delivered back to the customer.

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

Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of September 30, 2024, and 2023.

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

We record deferred tax assets to the extent we believe that it is more likely than not that these assets will be realized in the future. Future realization of deferred income tax assets (meaning, items that may provide tax deductions in future periods) requires evidence that there will be sufficient taxable income in those future periods, or within any carryback periods available under tax law. We evaluate the realizability of our deferred tax assets on a quarterly basis. To be realized, there must be an objective and verifiable basis for the expectation of taxable income in future periods to offset, or “consume,” the deferred tax assets. The evaluation includes the consideration of all available factors, both positive and negative, regarding (i) the estimated future reversals of existing taxable temporary differences (that is, deferred tax liabilities), (ii) forecasted future taxable income, exclusive of those reversing temporary differences and carryforwards, (iii) historical taxable income in prior carryback periods, if carryback is permitted, and (iv) potential tax planning strategies that may be employed to prevent an operating loss or tax credit carryforward from expiring unused. The verifiable evidence, such as future reversals of existing temporary differences and the ability to carryback, are considered before estimated future taxable income (exclusive of temporary differences and tax planning strategies) is considered because future taxable income estimates are more subjective. The majority of our deferred tax assets are comprised of income tax carryforwards, including federal and state net operating loss carryforwards (“NOLs”) and non-deductible interest expense carryforwards Some of these carryforwards are subject to annual usage limitations and expiration, while other state NOLs and a portion of federal NOLs do not have expirations.

While we remain in a financial reporting loss position based on a cumulative pre-tax loss for the three-year period ended September 30, 2024, the determination of the valuation allowance is based on our evaluation of the periods over which future taxable items are expected to be utilized to offset tax loss and deduction carryforward items in those future periods. That is, future forecasts of our taxable income are not considered in the evaluation of realizability of our deferred tax assets. Therefore, changes in our deferred tax asset valuation allowances will primarily be affected by changes in the estimates of the time periods over which those future taxable items will occur. After consideration of all the evidence, the Company has only recorded a valuation allowance against all of its Federal, state and foreign deferred tax assets at September 30, 2024, because management has determined that it is more likely than not that the Company will be unable to recognize the benefits of its net deferred tax assets.

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

Convertible Notes – Event of Default

On December 12, 2023, the Company, through its predecessor EFHT, issued a Senior Secured Convertible Note with an aggregate principal amount equal to $15,819,209 to Defender SPV LLC (the “December Note”), pursuant to the previously disclosed Stock Purchase Agreement dated October 6, 2023. Certain events of default under the December Note have occurred based on the following: the Company’s failure to have its resale registration statement on Form S-1 declared effective by the SEC within sixty (60) days of December 12, 2023, the financial statements of the Company’s subsidiary for the years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 were required to be restated, the Company did not file its Annual Report on Form 10-K for year ended December 31, 2023 (the “Form 10-K”) within two (2) trading days of the filing due date for the Form 10-K, and the Company did not file its Quarterly Report on Form 10-Q for quarterly period ended March 31, 2024 (the “Form 10-Q”) within two (2) trading days of the filing due date for the Form 10-Q. The December Note provides for certain remedies based upon the occurrence of an event of default. Pursuant to the execution of the August 2024 Convertible Note, the Lender agreed to waive the pre-existing events of default that occurred under the December 2023 Convertible Note.

Preferred Stock – Event of Default

Defender SPV LLC is the holder of 25,000 shares of the Company’s Series A Convertible Preferred Stock. Certain events of default under the Series A Convertible Preferred Stock (the “Preferred Stock”) have occurred based on the following: the financial statements of the Company’s subsidiary for the years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 were required to be restated, the Company did not file its Annual Report on Form 10-K for year ended December 31, 2023 (the “Form 10-K”) within two (2) trading days of the filing due date for the Form 10-K, and the Company did not file its Quarterly Report on Form 10-Q for quarterly period ended March 31, 2024 (the “Form 10-Q”) within two (2) trading days of the filing due date for the Form 10-Q. The Preferred Stock provides for certain remedies based upon the occurrence of an event of default. Pursuant to the execution of the August 2024 Convertible Note, the Lender agreed to waive the pre-existing events of default that occurred.

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

Officer Appointment

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

Reversal of Series A Convertible Preferred Stock Conversion

In January 2025 the conversion of the 18,500 shares of Series A Convertible Preferred Stock into 1,850,000 shares of common stock was reversed by the transfer agent due to the terms of the Preferred Stock that a holder’s ability to convert Series A Convertible Preferred Stock into shares of Common Stock is subject to a 4.99% blocker, such that a holder cannot convert Series A Convertible Preferred Stock into shares of Common Stock to the extent it will make the holder a beneficial owner of more than 4.99% of the Common Stock.

Business Loan and Security Agreement

On February 20, 2025, the Company entered into a Business Loan and Security Agreement with Agile Lending, LLC (the “Lending Lender”) pursuant to which the Company received a term loan from the Lending Lender in the principal amount of $1,575,000 (the “Loan”). The Loan shall be prepaid through thirty (30) equal weekly payments of principal and interest in the aggregate amount of $74,550 commencing March 3, 2025 and ending September 22, 2025. During the term the Loan shall accrue interest of $661,500. The principal amount of the Loan included an administrative agent fee of $75,000 which was paid to the Collateral Agent out of the Loan.

Consulting Agreement

On February 20, 2025 (the “Effective Date”), the Company entered into a consulting agreement (the “Consulting Agreement”) with an advisor (the “Advisor”) for business advisory services, guidance on growth strategies, and networking with its contacts on a non-exclusive basis for general business purposes. Pursuant to the Consulting Agreement the Company will issue 236,000 shares of the Company’s common stock to the Advisor on the Effective Date. A copy of the Consulting Agreement is attached hereto as Exhibit 10.24.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, including the application of accounting policies for revenue recognition and inventory and technical accounting areas. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from January 1, 2024 through September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended September 30, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated April 3, 2024, by and between ECD Automotive Design Inc., BNMC Continuation Cars LLC and David W. Miller II (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2024).
2.2	Amended and Restated Asset Purchase Agreement, dated April 24, 2024, by and between ECD Automotive Design Inc., BNMC Continuation Cars LLC and David W. Miller II (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.1	IP Assignment Agreement, dated April 24, 2024, by and between BNMC Continuation Cars LLC and David W. Miller II, as assignors, and ECD Automotive Design, Inc., as assignee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.2	Trademark License Agreement, dated April 24, 2024, by and between ECD Automotive Design, Inc., as licensor and BNMC Continuation Cars LLC and David W. Miller II, as licensees (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.3	Consulting Agreement, dated April 24, 2024, by and between ECD Automotive Design, Inc., as the company and BNMC Films LLC, as the contractor (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.4	Business Loan Agreement, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.5	Commercial Security Agreement, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.6	Promissory Note in the amount of $1,500,000, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.7	Investor Relations Consulting Agreement, dated February 13, 2024, among MZHCI, LLC and ECD Automotive Design, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.8	Marketing Services Agreement, dated June 11, 2024 among Outside The Box Capital Inc. and ECD Automotive Design, Inc. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.9	Form of Securities Purchase Agreement, dated August 9, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.10	Form of Senior Secured Convertible Note, dated August 9, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.11	Form of Common Share Warrant, dated August 9, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.12	Subscription Agreement, dated August 8, 2024 by and between ECD Automotive Design, Inc. and Theodore Duncan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.13	Warrant Agreement, dated August 8, 2024 by and between ECD Automotive Design, Inc. and Theodore Duncan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.14	Amendment, dated August 11, 2024, to the Amended and Restated Asset Purchase Agreement, dated April 24, 2024, by and between ECD Automotive Design Inc., BNMC Continuation Cars LLC and David W. Miller II (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2024).
10.15	Referral and License Agreement, dated as of August 22, 2024, between Humble Imports, Inc. and Brack Bridge Motors, LLC (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025).

10.16	Strategic Partnership Agreement, dated November 14, 2024, between Humble Imports, Inc. and Member Hubs Palm Beach, LLC (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025).
10.17	Usage Agreement, dated November 14, 2024, between Humble Imports, Inc. and Member Hubs Palm Beach, LLC (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025).
10.18	Brand Partnership Agreement, dated November 9, 2024, between Humble Imports, Inc. and Ten Easy Street LLC (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025).
10.19	Form of Securities Purchase Agreement, dated as of January 8, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.20	Form of Senior Secured Convertible Note, dated as of January 13, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.21	Form of Common Share Warrant, dated as of January 13, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.22	Form of Registration Rights Agreement, dated January 13, 2025 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.23	Form of Business Loan and Security Agreement, dated February 20, 2025, by and among Agile Capital Funding, LLC, Agile Lending, LLC, ECD Automotive Design Inc. and Humble Imports Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2025).
10.24*	Form of Consulting Agreement, dated February 20, 2025, by and among Agile Capital Funding, LLC, ECD Automotive Design Inc. and Hudson Growth Ventures LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2025

ECD Automotive Design, Inc.

/s/ Scott Wallace
	Name:	Scott Wallace
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Benjamin Piggott
	Name:	Benjamin Piggott
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)