Form 10-K
period 2024-12-31
ECD Automotive Design, Inc.
filed 2025-04-15
CIK 1922858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

As of June 30, 2024, based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $9,003,636.

As of April 14, 2025, there were a total of 35,385,662 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ECD Automotive Design, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2024

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

Our headquarters, known as the “Rover Dome,” is a 100,000-square-foot manufacturing facility located in Kissimmee, Florida, where one hundred (105) employees are currently located, including 67 talented craftsmen and technicians, who combined hold sixty-six (66) certifications from the ASE, and three (3) master level ASE certifications, one of the highest levels of certification a mechanic can receive. See “ECD’s Business–Our Strengths–ECD Team.”

We restore classic Land Rover vehicles manufactured from the 1960’s through to the late 1990’s, including the Range Rover Classic, Land Rover Series (IIA and III), Land Rover Defenders, and, since July 2022, Jaguar E-Types. Additionally, in 2024 we entered the Classic Ford Mustang market as well as the Toyota FJ40 market. Occasionally we have restored other models from the same car manufacturers. The duration of a typical process, from the point of initial contract signing through to delivery of the vehicle, is approximately 12 to 14 months. Our in-house team of ASE-Certified highly trained technicians can upgrade any engine, including Chevrolet V8’s, Land Rover V8’s, Cummins diesel engines and new electric drivetrains, performing all the necessary body work, drivetrain selection and installation, every stitch in the interior, paint work, up to placement of the last nut and bolt. Our team provides clients with all the necessary tools to understand all the available customization possibilities, and our master-certified technicians hand-build a completely restored vehicle in approximately 2,200 man-hours, replacing and customizing substantially all of its components: including the engine, color, seating, stitching, electronics and cosmetic finishes.

Currently, all the stages of the building process are completed in-house. We refer to each rebuilt vehicle as a project, whose name is chosen by the customer. Since the start of our operations, we have built over 600 projects, and we currently have (67) contracted projects in our pipeline. We currently operate two production lines, the North Line, where we build Range Rover Classic, Land Rover Series (IIA and III) and Land Rover Defenders, and the South Line, which commenced operation in July 2022 and is flexible in what it can deliver. In addition we have opened a division called ECD Boutique, which focuses on higher selling price projects, such as Porsche 911s and Jaguar Low Drag E-Types, which are built in a single bay rather than a production line.

We target high net worth individuals, who have large amounts of discretionary income and who tend to be less sensitive to underlying economic cyclicality, providing them with a one-of-a kind luxury automotive design experience for each of our unique custom builds. We generate our revenue primarily from the direct sales of customized vehicle, as well as by providing repair or upgrade services to customers. Recently we have begun to build a handful of available-on-demand vehicles, for clients in the market for immediate delivery. Our ability to sell the on-demand units in a timely manner will be enhanced in 2025 as we execute on our previously announced retail locations in West Palm Beach FL and Nantucket MA. We also generate revenue from the sale of extended warranties and, we earn commissions on the resale of used vehicles. We had total revenue of $25.1 million, $19.5million for the years ended December 31, 2024 and 2023, respectively. Additionally, we had a net loss $10.8 million and $1.2 million for the years ended December 31, 2024 and 2023 respectively. In 2024, we delivered a 23.4% gross margin, up 100 basis points from a year ago. This is substantially higher than the mass market automobile industry average (consisting of Honda, Toyota, Volkswagen, Stellantis, General Motors and Ford) of 15.7% and on par with other luxury car manufacturers such as Ferrari, Aston Martin, Porsche, Mercedes and BMW, who had gross margins of 50.1%, 40.8%, 26.4%, 19.6% and 17.0%, respectively. When our anticipated third production line is operating at full capacity (see “Information About ECD–Our Business–Our Strengths”), our target is to have total annual revenues of between $70.0 million and $80.0 million, and a gross margin between 35.0% and 40.0%.

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

Our Successful Market Approach

We have revolutionized the luxury automotive sector by offering our clients a true passion luxury brand experience. The ECD client experience is unlike any other customer experience in the sector and is one of the core reasons for our revenue compound annual growth rate of 37.7% over the past three years. During this period of time, growth was driven by a 28% annual increase in units sold and a 9% annual increase in the average selling price. This growth is also attributable to the underlying expansion in the sector and our decision to add new models and expand our manufacturing capacity. The total time frame from the execution of the sales contract to delivery is from 12 to 14 months, depending on the options and customization level selected by the client. ECD has established that, during the waiting period, the client should have repeated and enjoyable contact with the company. This is not the norm in the automotive industry where, generally, the waiting period is viewed as a negative down period. Accordingly, we developed a “white-glove” immersive experience, with a CRM system that creates a client contact point every two weeks. At each of those contact points, the client is invited to make a design decision about the custom build, ranging from exterior paint color all the way to the size and shape of the needle on the gauge cluster.  ECD is aware that its clients are not limited by their cash resources, but, as is typical in the automotive customization sector, they are “choice-starved”, with limited opportunity to contribute creatively to the design and build of their vehicles. The ECD process removes this problem and gives the client a true one-of-one custom vehicle. The by-product of this journey and high level of customization are the additional upgrades, which cost an average of $73,394, and may be as high as $150,000 over the $258,394 base contract price per vehicle. ECD’s upgrade options also deliver higher margins, which improves the gross profit per vehicle. ECD has successfully taken the problem of the typical waiting period for a luxury vehicle and created a high-end immersive client experience, while driving revenue and margins with a high return on investment on what is typically viewed as customer service overhead. The direct result of this client journey is what we believe is extraordinary client satisfaction and loyalty.  Approximately 20% of our sales are made to repeat clients.

ECD’s Target Market

The classic car dealers market size in the US, which comprises sales, services and restoration, is valued at $2.5 billion, measured in total revenue, according to the updated industry analysis completed by IBIS World, Products and Services Segmentation, March 2025 (“IBIS World Report”).

Source: Classic Car Dealers in the US - Market Research Report (2015-2030)

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

We compete with a wide variety of luxury automotive companies, including large-scale luxury auto manufacturers (such as Porsche, Ferrari, Lamborghini, Land Rover, and Rolls-Royce), custom luxury automotive manufacturers (such as Apocalypse and Lexani Motorcars), and custom luxury automotive restoration and design companies (Arkonik Ltd. Twisted Automotive, Monarch Defender, Revology, Velocity Restorations and Gateway Bronco). Some of our competitors offer custom restored and redesigned versions of the same or similar model vehicles offered by us, including Arkonik Ltd. and Twisted Automotive. Arkonik Ltd., based in the UK, has been in business for approximately 12 years. Similar to ECD, Arkonik restores and customizes Land Rover Defenders and in 2020 introduced an electric vehicle chassis in their portfolio. Twisted Automotive, also based in the UK, has been in business for more than 22 years. Twisted also restores and customizes Land Rover Defenders in the UK and in the US, and has an affiliate, Twisted Marine, which restores and customizes boats. ECD has been called the “Singer” of Defenders and E-Types, driving a comparison between our company and Singer Group, Inc., or Singer Vehicle Design (“Singer”). Based in California, Singer, has been in business since 2009 and specializes in client-directed restoration and customization of 1989 - 1994 Porsche 911s. Similar to ECD, Singer is known for its quality and bespoke customization. Other competitors offering custom restored and redesigned versions of the same or similar model vehicles offered by ECD (mainly Defender restorations and builds) include Himalaya based in South Carolina, Rover Trophy based in Connecticut, and Monarch Defender based in Iowa. ECD believes it competes favorably on the basis of its quality, incremental upgrades, extensive customization options and customer service. Additionally, we believe we gain competitive advantage by having all our vehicles substantially entirely hand-built and restored by our ASE certified technicians, contrary to our competitors, which mostly use third-party contractors in a substantial part of their processes. Based on ECD’s research and knowledge of the market, ECD estimates that, in 2024, its production represented over a quarter of the Land Rover Defender restoration and customization market in the US.

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

ECD believes the primary competitive factors on which it will compete include:

●	product quality, reliability, and safety;

●	product performance;

●	extensive customization options;

●	hand-built restored vehicles by our ASE certified technicians;

●	design, styling, and luxury;

●	service options and customer experience;

●	client-centered, client-focused build and customization;

●	management team experience in classic car restoration and customization;

●	manufacturing and supply chain efficiencies;

●	brand recognition and prestige, particularly in the Defender restoration and customization industry; and

●	product price.

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

ECD’s Business

Our Strengths

Growing Luxury SUV Segment

We specialize in building British Luxury vehicles, a market segment that has grown significantly over the past decade Our vehicles, which can be outfitted with several choices of engines, are all highly-powered and have impressive acceleration, top speed and off-road ability, that can compete with and often outperform other manufacturers’ vehicles in the same segment. For consumers that prefer a more energy-efficient vehicle, the performance of our EV drivetrain offers a green and energy-efficient option.

Electric Drivetrain Systems and the Electrification of Classics

We believe the automotive industry is being shaped by changing market demand and government regulations for electrification and fuel efficiency and low emissions output vehicles. In line with this trend, to introduce a cross platform, drop in, customizable EV system, we are working with Ampere EV, LLC, an Atlanta, Georgia-based company specialized in the design and integration of electric vehicle systems and who was featured in the Specialty Equipment Market Association (“SEMA”) Show of 2023, an important event for the car industry that brings together manufacturers, industry professionals, and consumers. By creating an ecosystem of controllers, batteries, HV junction boxes, and other EV system components, Ampere EV offers a one-stop solution for an electric drivetrain. For such EV vehicle builds, ECD will use the same kit across the entire range of our portfolio vehicles, which allows ease of installation, use, reliability and warranty, while giving confidence in our brand.

On March 7, 2023, we entered into an exclusivity agreement with Ampere EV as our EV kit builder (the “Ampere Agreement”). A copy of the Ampere Agreement is filed as Exhibit 10.17 to this annual report. The Ampere Agreement, effective for 2 years counted from its execution date, and automatically renewable for one (1) year, grants us the exclusive right throughout the United States to purchase, market, and sell Ampere EV’s products, namely the “Ampere 6 Battery Atom Drive System (84kWh)”, and the “Ampere 3 Battery Atom Drive System (42kWh)”, which shall be used by us solely for Land Rover Series 1, 2 and 3; Land Rover Defender 90, 110 and 130; Land Rover Range Rover Classic; and Jaguar XKE Series 1, 2 and 3 models. We are also entitled to affix our own label to any product purchased pursuant to the Ampere Agreement, provided that we do not alter, remove, obstruct or deface any labeling affixed to the products by Ampere EV.

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

In 2025, we plan on strengthening these long-standing vendor relationships, introduce KPIs (such as delivery on-time and on-budget, high fulfillment rate and customer service) and service level agreements (such as inventory records accuracy, quality assurance on receipt, credit terms, return material authorizations, continuous improvement, cost reduction, and customer feedback) that both protect and enhance the ECD production process, while maintaining relationships with current vendors and developing new key vendors.

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

U.S.-Based Sales

Our products are sold directly to customers by means of direct online sales through our advanced digital platform, in person in our headquarters and through our retail locations in West Palm Beach FL and Nantucket MA. We believe that our sales approach provides an opportunity to control the customer experience and ensure that customer interactions are on-brand and pressure-free. Our sales team utilizes Hubspot, which has enabled us to capture and manage leads from the pipeline to the ultimate sale of the vehicle. Most importantly, this software has allowed the logging of all objections from clients that did not close, giving us the ability to pull leads from several years and apply targeted outreach to them through a soft sales channel.

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

Currently, our team is constituted as follows:

Direct Department Reports		Number of Direct Reports

●	Chief Executive Officer	Five employees, comprising of the Chief Financial Officer, Chief Revenue Officer, Chief Production Officer, Chief Experience Officer and Chief Technical Officer

●	Chief Financial Officer	Five employees, comprised of the Controller, Financial Analyst, Netsuite Specialist, Accounts Payable, Tax & Title and Procurement.

●	Chief Experience Officer	No direct reports
●	Chief Revenue Officer	Two employees comprised of Head of Sales, Head of Design
●	Chief Technology Officer	One direct report, head of vehicle engineering

●	Chief Production Officer	Five direct reports, comprised of Head of Quality, Head of Production, Head of Paint, Head of Warranty and the Office Manager

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

Management

Most of our executive-level roles are currently occupied by the founders of the business, who work in the business full-time along-side the CEO. This allows timely reaction to any business issues, a quick management review process and positive action taken swiftly to resolve them.

Our Growth Plans

The Rover Dome facility is configured to run three production lines. We currently operate two production lines. In 2024, we delivered 82 vehicles among Land Rover Defenders, Land Rover Series and Range Rover Classics. On our second production line, the South Line, which opened in July 2022 is a fluid line, capable of building a range of our products. We currently use our third East Line for quality control and warranty services.

To help achieve these goals, we also intend to (i) scale marketing by building our relationship with the press and social influencers; and (ii) execute on our retail strategy, where we have a physical presence in West Palm Beach FL and Nantucket MA.

In addition to increasing sales revenue by selling and building more vehicles, we intend to increase our gross profit by driving higher average selling price and leveraging fixed costs by selling additional units. Currently, due to our cash flow, we work on a just-in-time manufacturing model. With available capital, we would maintain a larger inventory supply that would allow us to better negotiate our terms and conditions with vendors, including advance committed purchase orders, as well as to consolidate shipping, avoid the payment of premiums for back orders and associated shipping costs.

We plan to increase the variety of the car makes and models that we customize, and to shorten the delivery time frames for all customizations. In July 2022, we added to our portfolio the production of Jaguar E-Type, and we added the Ford Mustang and Toyota FJ40 in 2024. We are also implementing initiatives to introduce new revenue streams, such as the buy-back of used cars; developing new sales locations by developing drivers’ clubs; and increasing our warranty revenue.

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

ECD has built a strong brand presence through various online outlets, including newsletters, press releases with photos and videos of each finished vehicle, search engine optimization via a proprietary content strategy, a YouTube channel with daily live streams, among others. We expect that our future marketing expansion initiatives will include expanding our management team; hiring and training new personnel; expanding design, manufacturing, sales and service facilities; implementing and enhancing administrative infrastructure, systems and processes, including in connection with our transition to a public company; and establishing sales, service, supply and manufacturing operations in new markets. We have recruited industry specialist script writers for content writing, and we are also adding Google Compliance 4 Cornerstone Strategy as a marketing tool, which gives us marketing advantages when potential customers use the search tool using certain key words that may relate to our business. Additionally, we intend to create cadence of truck spotlights through press releases to highlight the variety of ECD’s builds.

ECD’s Products

ECD Models

Our goal with each vehicle is to retain the character of the vehicles and modernize them in terms of drivetrain and how our customers live with the vehicles. Our builds include traditional models, such as Land Rover Defender D110 with GM LT1 and LT4 engines and Range Rover Classic with GM LT1 engines, among others; as well as electric builds, such as Land Rover Defender D90 and Range Rover Classic with electric drivetrains. Below is a description of all our current models.

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

Body: Hard Top or Soft Top

Drivetrain: V8 / EV

Starting Price: $262,995

Custom Defender ECD D130

The custom Defender ECD D130 is longer than the Defender 110 and has seating for up to 5 with a large pick-up bed. Body: Hard Top or Soft Top Drivetrain: V8 / EV Starting Price: $269,995

Custom ECD RRC

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

Starting Price: $259,995

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

Body: Soft Top

Drivetrain: V8

Starting Price: $259,995

Toyota FJ40

The iconic Toyota FJ. From its rugged boxy proportions to its powerful four-wheel-drive system, every detail of the FJ has been meticulously crafted. At ECD, we’re not just restoring vehicles; we’re customizing legends into one-of-one luxury vehicles.

Body: Hard or Soft Top

Drivetrain: V8

Starting Price: $239,995

Classic Mustang

The 1967 Mustang was introduced in our portfolio in 2024. The Ford Mustang stands as a symbol of American innovation and individuality. At ECD Auto Design, we honor its legacy by crafting bespoke restorations that seamlessly blend vintage charm with modern luxury and performance.

Body: Fast Back or Convertible

Drivetrain: V8

Starting Price: $279,995

We implemented a 5% increase prices in2025, both for vehicles and related upgrades.

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

ECD Proprietary Wiring Harness

We are developing a higher quality wiring and connections systems to our vehicles, resulting in a more reliable and modern vehicle wiring system. This system allows ECD to have a standardized wiring installing and troubleshooting process across all models.

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

ECD Build Production Process

ECD. builds each vehicle following the completion of a sale and also builds inventory of vehicles for its two retail locations. As such, the Company is unable to dictate its manufacturing output as its customers’ demand for specific models is fluid. To effectively meet this requirement for flexibility, ECD believes that it benefits significantly from the production efficiencies that derive from being a small volume manufacturer. These efficiencies are achieved primarily by implementing “dynamic labor” and “dynamic manufacturing” practices throughout the production process. To create dynamic labor, ECD trains and requires each its technical employees to be expert at performing a limited number of discrete tasks across both of its production lines. Dynamic manufacturing refers to ECD’s ability to use its equipment on each of its production lines to produce any of its vehicles. The cumulative result of these practices is that ECD has the flexibility to use its employees and production lines interchangeably to build any of the vehicles in its product line.

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

Intellectual Property

ECD’s methods and processes in building its vehicles are highly proprietary and specific to its business. However, regulatory protection (such as, for example, patent or trademark registration with the United States Patent and Trademark Office and copyright registration with the United States Copyright Office) for such processes is largely unavailable, and therefore, ECD relies on its contractual rights and state and local trade secret laws to enforce the proprietary nature of its know-how, methods and processes. ECD does so by requiring all employees and all other individuals that may come in contact with ECD’s know-how, methods and process to sign nondisclosure agreements and work-for-hire agreements, as applicable. ECD has also developed a strong brand presence in the industry. ECD’s success in protecting this brand depends upon ECD’s ability to secure national trademark registrations. ECD has two federal trademark applications pending with the U.S. Patent and Trademark Office, and ECD uses logos featuring these marks in ECD’s business. Additionally, ECD owns various website domain names and maintains various social media accounts. ECD closely polices all its intellectual property.

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

Employees and Human Capital Resources

As of the date of this annual report, ECD has one hundred five (105) full-time employees. ECD employees are mostly located in the State of Florida and at our UK facility in Burton-On-Trent UK ECD believes that continued success requires ECD to attract and retain highly-skilled employees. ECD strives to attain this goal by offering its employees competitive salaries and benefits. Each ECD Securityholder also performs services for ECD on a full-time basis.

ECD UK, our wholly-owned subsidiary, currently has four (4) full-time employees and one (1) sub-contractor in the UK.

Contractors

ECD substantially completes all builds in house, but does outsource some tasks, including transportation services through a related party, Transport Co. The company also outsources media blasting and galvanizing. For additional information related to the outsourcing of our transportation services, see item “Certain Relationships and Related Transactions–Related Party Policy–Certain Transactions of ECD.” We also outsource professionals for accounting, legal services, marketing (SEO and digital marketing) and immigration matters.

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

Floor Loan

On May 15, 2024, the Company entered into a loan agreement with First National Bank of Pasco for a revolving line of credit in the principal amount of up to $1,500,000. The Company granted the First National Bank of Pasco a security interest in certain assets for the payment of the indebtedness. The collateral to secure the line of credit is first title liens on inventory (used ECD-produced vehicles) advanced under the agreement. The agreement will remain in effect until all loans have been paid in full including principal, interest, costs, expenses, attorney’s fees, and other fees and charges have been paid in full or if the parties agree in writing to terminate the agreement. As of March 15, 2025, the Company has drawn $660,000 under the loan agreement. The Company anticipates winding down this facility over the next several months.

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

Pursuant to the Black Bridge Referral Agreement, Black Bridge is engaged to refer potential clients to ECD who are interested in purchasing certain vehicles, and Black Bridge grants to ECD an exclusive, revocable, non-transferable, non-sublicensable license, with the right to use its branding, subject to terms in the Black Bridge Referral Agreement. During the term of the Black Bridge Referral Agreement, Black Bridge shall receive a fee in connection with ECD’s sale of vehicles to a customer as a result of the Black Bridge’s referral, as follows: (i) for the first 5 referred vehicles sold. ECD shall pay a fee equal to 5% of the vehicle sales price; (ii) for the next 6-10 referred vehicles sold. ECD shall pay a fee equal to 7.5% of the vehicle sales price and (iii) for all referred vehicles sold after the first 10 referred vehicles sold, ECD shall pay a fee equal to 10% of the vehicle sales price.

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

ECD does not have a diversified range of operations or portfolio of investments, and ECD’s business is highly specific to the customization and restoration of Land Rover Series, Land Rover Defenders, Range Rover Classics, Jaguar, Ford Mustang and Toyota FJ car models.

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

ECD currently depends on revenues from a limited number of vehicle models and manufacturers and expects this to continue for the foreseeable future. ECD currently only customizes Land Rover Series, Range Rover Classics, Land Rover Defenders, Jaguar E-Types, Ford Mustang and Toyota FJ and some occasional other models from the same car manufacturer. ECD does not have expertise in any other car manufacturers or models. ECD’s business is entirely dependent upon the availability of vehicles with respect to which ECD has design and manufacturing know-how and expertise. Should any of these models become unavailable, cost-prohibitive, or subject to a manufacturer or government recall requirement, this will significantly limit the services that ECD can provide, which will in turn materially and adversely affect ECD’s business, prospects, results of operations and financial condition.

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

ECD estimates that approximately a fifth of its vehicles are EV. Any increase in the cost, or reduced availability, of EV propulsion systems used by ECD may lead to higher production costs for ECD’s EVs and could jeopardize its ability to successfully deliver on its EV strategy, which may adversely affect its business and results of operations.

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

ECD depends on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which ECD may deal. Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in ECD’s services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking and phishing attacks against online networks have become more prevalent and may occur on ECD’s systems in the future. Sophisticated and deliberate cyberattacks to, or security breaches in, ECD’s systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of ECD’s assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, ECD may not be sufficiently protected against such occurrences. ECD may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks. Efforts to prevent cyber attackers from entering computer systems are expensive to implement, and ECD may not be able to cause the implementation or enforcement of such preventions with respect to its third-party vendors. ECD’s chief executive officer, under the direction of the Board, is primarily responsible for monitoring and addressing risks and threats related to information technology and cyber security. ECD uses third-party service providers, such as GoDaddy Mediatemple, Inc., d/b/a Sucuri, and Omni Springs, LLC, to provide ECD with services related to monitoring its website, e-mail, spam protection, among others, also take steps to protect the security and integrity of ECD’s information technology systems and ECD’s and its customers’ information. However, there can be no assurance that such systems and measures will not be compromised due to intentional misconduct, as well as by software bugs, human error, or technical malfunctions. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm ECD’s reputation, brand and ability to attract customers.

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

Inflationary pressures and persistently high prices and uncertain availability of inputs used by ECD and ECD’s suppliers, or instability in logistics and related costs, could negatively impact ECD’s profitability. Pending tariffs proposed by the Trump Administration, may also negatively impact the cost structure of ECD’s supply chain, and ECD may not be able to pass these price increases on to its customers.

Increases in prices, including because of inflation and rising interest rates, for inputs that ECD and ECD’s suppliers use in manufacturing products, systems, components and parts, or increases in logistics and related costs, have led in the past and may lead in the future to higher production costs for parts, components and vehicles. The pending tariffs proposed by the Trump Administration, may also negatively impact the cost structure of ECD’s supply chain, and ECD may not be able to pass these price increases on to its customers.

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

On April 11, 2025, the closing price of our Common Stock was $0.58 and the exercise price per share of the Warrants is $11.5. The exercise price of the Warrants is significantly higher than the current market price of our Common Stock and accordingly, it is highly unlikely that Warrant holders will exercise their Warrants in the foreseeable future. Cash proceeds associated with the exercises of the Warrants are dependent on our stock price and given the recent price volatility of our Common Stock and relative lack of liquidity in our stock, there is no certainty that warrant holders will exercise their warrants and, accordingly, we may not receive any cash proceeds in relation to our outstanding Warrants. In addition, the trading volumes in shares of the Company Common Stock may fluctuate and cause significant price variations to occur. There can be no assurance that the market prices of shares of the Company Common Stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

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

Our Common Stock and our Public Warrants are listed on the Nasdaq Capital Market, respectively, under the symbols “ECDA” and “ECDAW,” respectively. In order to maintain such listing, we must satisfy minimum financial and other continued listing requirements and standards. In the event we fail to comply with the continued listing requirements of Nasdaq, we can provide no assurance that any action taken by us to restore compliance with listing requirements would prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement, improve our stockholders’ equity or otherwise prevent future non-compliance with Nasdaq’s continued listing requirements. In such event, Nasdaq would delist our Common Stock. If our Common Stock or Warrants are subsequently delisted, it would likely have a negative effect on the price of such securities and would impair your ability to sell or purchase such securities when you wish to do so.

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

As of April 11, 2025, we had approximately 35,385,662 outstanding shares of Common Stock and 25,000 shares of Preferred Stock. We also had outstanding (1) Warrants to purchase 11,757,500 shares of our Common Stock, which are exercisable at an exercise price of $11.50 per share, (2) Common Shares Warrants to purchase 1,569,562 shares of Common Stock, which are exercisable at a variable exercise price per share; (3) Common Stock Warrants to purchase 100,000 shares of Common Stock, which are exercisable at an exercise price of $0.01 per share and (4) Preferred Shares Warrants to purchase 15,819 shares of our Preferred Stock, which are exercisable at a variable exercise price per share. On April 11, 2025, the closing price on Nasdaq for our Common Stock was $0.58 and for our Public Warrants was $0.02.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock and our Warrants are listed on the Nasdaq Capital Market, under the symbols “ECDA” and “ECDAW,” respectively. As of April 11, 2025, the closing sale price of our Common Stock and the closing sales price of our Public Warrants were $0.58 and $0.02, respectively.

Number of Holders of our Common Stock

As of April 11, 2025, there were 33 holders of record of our Common Stock and 7 holders of record of our Public Warrants. In computing the number of holders of record of our common stock and warrants, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Business Overview and Strategy

ECD is an award winning, custom-car builder with a focus on British classic vehicles. We provide clients a one-of-a kind immersive luxury automotive design experience for each of its unique custom builds, where customers may design every aspect of the vehicle. In sequence, our highly trained technicians, master-certified ASE craftsmen, hand-built, from the ground up, in 2,200 man-hours, a completely restored vehicle, replacing substantially its every single component– customizing the engine, the color, the seating, the stitching, the electronics and the cosmetic finishes. All elements of the process are completed in-house. We primarily earn our revenue from the sale of the customized vehicle directly to the customer, as well as by providing repair or upgrade services to customers, and from the sale of extended warranties. Occasionally we earn commissions on resale of used vehicles. Our revenues, net, were $25.1 million and $19.5 million for the years ended December 31, 2024 and 2023, respectively. We had net loss of $10.8 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively.

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

Our headquarters, known as the “Rover Dome,” is a 100,000-square-foot facility located in Kissimmee, FL, where as of December 31, 2024, 105 employees were located, including 67 talented craftsmen and technicians, who hold a combined 66 National Institute for ASE and 3 master level certifications. ECD, by means of ECD UK, operates a logistics center in the United Kingdom where its professionals work to source and transport over-25-year-old work vehicles back to the United States for restoration.

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

Certain events of default under the December 2023 Convertible Note and the Series A Convertible Preferred Stock have occurred based on the following: the Company’s failure to have its resale registration statement on Form S-1 declared effective by the SEC within sixty (60) days of December 12, 2023, the financial statements of the Company’s subsidiary for the years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023 were required to be restated, the fact that the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”) within two (2) trading days of the filing due date of the Form 10-K and the Company did not file its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Form 10-Q”) within two (2) trading days of the filing due date of the Form 10-Q. The Convertible Note and the Series A Convertible Preferred Stock each provide for certain remedies based upon the occurrence of an event of default. As a result of the default the lender under the Convertible Note who is also the holder of the Series A Convertible Preferred Stock calculated default interest on the Convertible Note of an additional 8% of the principal balance outstanding for seventeen (17) days in May 2024 and an additional 8% of the principal balance outstanding for thirty (30) days in June 2024 (the “Default Interest”). The total Default Interest calculated for the three months ended June 30, 2024 was $165,233 in the aggregate. The lender has agreed to treat the Default Interest as paid-in-kind interest (“PIK interest”) and the accrued Default Interest was added to the principal balance of the Convertible note on July 1, 2024. In addition, under the terms of the December 2023 Convertible Note and the August 2024 Convertible Note, the Company has accrued default interest from the period from the date the company failed to have its resale registration statement on Form S-1 declared effective by the SEC in February 2024 through September 30, 2024, excluding the period for which the Lender calculated the Default Interest, in the amount of $660,292 (the “Additional Default Interest”). Pursuant to the execution of the August 2024 Convertible Note, the Lender agreed to waive the pre-existing events of default that occurred under the December 2023 Convertible Note and as a result, the company recognized a gain on forgiveness of payable of $319,900 in the consolidated statements of operations.

The December 2023 Convertible Note includes an original issue discount of $2,148,217 and debt issuance costs of $3,088,883. The August 2024 Convertible Note includes an original issue discount of $287,212 and debt issuance costs of $95,000. For the year ended December 31, 2024 and 2023, the Company recorded $753,904 and $29,433, respectively, of amortization expense of the debt discount and $1,042,141 and $42,901, respectively, of amortization expense of the debt issuance costs in the consolidated statement of operations. As of December 31, 2024 and 2023, accrued interest on the December 2023 Convertible Note and the August 2024 Convertible Note, including the Additional Default Interest, was $569,419 and $113,000, respectively, as included with accrued expenses on the accompanying condensed consolidated balance sheets.

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

Manufacturing Facility Expansion

On August 11, 2021, we entered into a lease agreement, whereby the Company agreed to lease 100,000 sq. ft. of manufacturing, warehouse, and office space in Kissimmee, Florida, for a term of 125 months following the lease commencement date. The new state-of-the art facility allows for production efficiencies, enables us to scale our productions, and positions us for extensive growth. We increased our production by approximately 20% in 2023 utilizing one shift. We added an additional 10,000 sq. ft. space in the second half of 2024 to accommodate the storage of delivery ready vehicles as well as base vehicles shipped from ECD UK.

Our Growth Plans

We introduced Jaguar E-type in 2022, which we sell at a higher price point and with a higher gross margin as compared to our traditional Land Rover Defender, Range Rover and Land Rover Series models. In 2024 we added the Ford Mustang and Toyota FJ our lineup.

We anticipate opening new marketing channels in 2025. We intend to (i) include outreach events in the U.S. locations where we have experienced high customer demand, (ii) introduce various events on-site with attendance of market influencers increasing customer participation, (iii) scale marketing by increasingly building our relationship with the press and social influencers; and (iv) leverage our retail locations in Palm Beach FL and Nantucket MA.

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

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	For the year ended December 31,
	2024	2023
		As Restated
Net loss	$(10,771,451)	$(1,178,906)
Excluding:
Interest expense	5,270,404	653,429
Income tax (benefit) expense	838,055	838,055
Equity compensation expense	331,959	-
Non-recurring professional fees (1)	709,763	-
Other (income) expense, net	(117,531)	65,949
Change in FV of warrant liabilities	433,725	-
Change in FV of conversion option liabilities	204,487	-
Gain on forgiveness of payable	(319,900)	-
Foreign exchange loss	48,071	-
Gain on sale of trade in vehicles	(59,265)	-
Depreciation and amortization	(126,791)	148,763
Transaction cost	-	1,285,000
Adjusted EBITDA	(3,558,474)	1,812,290)

(1)	The Company has included non-recurring professional fees as a component of adjusted EBITDA as these expenses were incurred in connection with the restatements of the 2022, 2023 and first half 2024 financial statements, the suspension of BF Borgers CPA PC and related matters. The Company expects to incur additional fees through March 31, 2025 relating to the aforementioned matters.

Adjusted EBITDA decreased $5.4 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This decrease was driven by the increase in costs due to public company costs and costs related to the restatements of the 2022, 2023 and first half of 2024 financial statements.

Components of Results of Operations

We manage our business globally within one operating segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance.

Net Revenues

Our Net Revenues consist of product revenue, service revenue, and warranty revenue. Each of the categories is described below.

Product Revenue – Parts and Builds

The Company generates revenue through the sale of rebuilt or upgraded Land Rover Defender, Range Rover Classics, Land Rover Series, Jaguar E-Type, Ford Mustang and Toyota FJ vehicles directly to customers. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s product to customers based -the transfer of title or shipping terms in the arrangement. The entire transaction revenue is allocated to this performance obligation. Product revenue is recognized after a customer sends the final balance due, and our client services team carry out all of the necessary paperwork to assign title/registration to the customer, or deliver the vehicle to the customer.

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

General and Administrative Expenses

The Company’s general and administrative expenses primarily consist of salaries, benefits and other personnel related costs, professional fees, information technology, outside services, transportation costs, occupancy costs, employee recruitment and training costs, and general office expenses. We expect general and administrative expenses will increase in absolute terms to support the continued growth of our business. We also expect to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations and other professional services.

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

Resale Commissions Income

Our resale commission income represents commissions earned from the resale of used vehicles originally built by us that we buy back from customers.

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

Results of Operations

To provide readers with meaningful comparisons, the following analysis provides comparisons of the financial results for the years ended December 31, 2024 and 2023. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations and Comprehensive (Loss) Income. The following table sets forth our results of operations for the periods presented:

	For the years ended December 31,		Variance	Variance
	2024	2023	($)	(%)
Revenue, net	$25,165,733	$19,492,606	$5,673,127	29.1%
Cost of goods sold	19,277,786	14,969,683	4,308,103	28.8%
Gross profit	5,887,947	4,522,923	$1,365,024	30.2%

Operating expenses:
Advertising and marketing expenses	1,171,696	641,831	529,865	82.6%
General and administrative expenses	9,106,716	5,144,601	3,962,115	77.0%
Provision for credit losses	31,484	123,562	(92,078)	(74.5)%
Depreciation and amortization expenses	126,791	148,763	(21,972)	(14.8)%
Total operating expenses	10,436,687	6,058,757	4,377,930	72.3%

Loss from operations	(4,548,740)	(1,535,834)	(3,012,906)	196.2%

Other income (expense):
Interest expense	(5,270,404)	(653,429)	(4,616,975)	706.6%
Change in fair value of warrant liabilities	(433,725)	-	(423,725)	100.0%
Change in fair value of conversion option	(204,487)	-	(204,487)	100.0%
Gain on forgiveness of payable	319,900	-	319,900	100.0%
Resale commissions (loss) income	134,600	106,353	28,247	26.6%
Foreign exchange loss	(48,071)	-	(48,071)	100.0%
Other income (expense), net	117,531	65,949	51,582	78.2%
Total other (loss) income	(5,384,656)	(481,127)	(4,903,529)	1,019.2%
Loss before income taxes	(9,933,396)	(2,016,961)	(7,916,435)	392.5%
Income tax benefit	(838,055)	838,055	(1,676,110)	(200.0)%

Net loss	$(10,771,451)	$(1,178,906)	$(9,592,545)	813.7%

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Continuing Operations

The tables presented in this section set forth, for the periods indicated, certain Statement of Operations data for the years ended December 31, 2024, and December 31, 2023.

Net Revenue by Product Category

The following table summarizes the Company’s net revenues disaggregated by product category:

	Year Ended December 31,
	2024	2023	Change	Change %
		As Restated
Builds	24,771,840	19,317,837	5,454,003	28.2%
Parts	$124,523	$41,341	$83,182	201.2%
Warranty	269,370	133,428	135,942	101.9%
Total revenues, net	$25,165,733	$19,492,606	$5,673,127	29.1%

Vehicle builds represented 98.4% of the revenue for the year ended December 31, 2024, compared to 99.1% for the year ended December 31, 2023, and increased $5,454,003 for the year ended December 31, 2024, as compared to the prior year. The primary driver of the revenue increase for the year ended December 31, 2024 compared to the prior year was the increase in average selling price per vehicle by $33,808 and increased production due growth in underlying demand for the company’s products. The increased average selling price contributed $338,080 to the increase in Builds revenue and the increase in production contributed $5,115,923 to the increase in revenue.

Parts, service, and warranty represent a small portion of our revenue. Those categories combined represented 1.6% of the revenue for the year ended December 31, 2024, compared to 0.9% for the year ended December 31, 2023, an increase of $219,124 for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Gross Profit and Gross Margin Percentage

	Year Ended December 31,
	2024	2023	Change	Change %
		As Restated
Builds	6,471,418	4,705,850	1,765,568	37.5%
	25.7%	24.1%	1.6%
Warranty and others	(583,471)	(182,927)	(400,544)	219.0%
	(2.3)%	(0.9)%	(1.4)%
Total Gross Profit	$5,887,947	4,522,923	1,365,024	30.2%
	23.4%	23.2%	24.1%

Gross margins in the Builds category increased by 37.5% during the year ended December 31 2024, compared to the year ended December 31, 2023, due to an increase in the average selling price of the vehicle and an increase in the number of units sold. Increased average selling price was driven by both organic price increases as well as enhanced upgrades versus a year ago.

Gross margins in the Warranty and others category for the full year, 2024 decreased as compared to full year, 2023, mostly attributable to an increase in warrant reserve expense.

Operating Expenses

	Year Ended December 31,
	2024	2023	Change	Change %
		As Restated
Operating expenses:
Advertising and marketing expenses	$1,171,696	$641,831	$529,865	82.6%
General and administrative expenses	9,106,716	5,144,601	3,962,115	77.0%
Provision for credit losses	31,484	123,562	(92,078)	(74.5)%
Depreciation and amortization expenses	126,791	148,763	(21,972)	(14.8)%
Total operating expenses	$10,436,687	$6,058,757	$4,377,930	72.3%

The Company experienced an overall increase in operating expenses of $4,377,930 for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

For the year ended December 31, 2024, advertising and marketing expenses increased $529,865, compared to the year ended December 31, 2023. This increase was primarily attributable to an increased volume of advertising and printing as the Company increased its advertising, promotions, and social media presence in response to higher online traffic as well as due to the increased price of web advertising compared to the prior year.

General and administrative expenses increased $3,962,115 during the year ended December 31 2024, as compared to the year ended December 31, 2023. The primary driver for the increase in general and administrative expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was due to the growth and expansion of our operations as well as costs related to being a public company, coupled with one-time costs of approximately $2,000,000 associated with the restatement of the 2022, 2023 and first half 2024 financial statements. Other increases were related to an increase in office salaries of $800,000, higher occupancy costs of approximately $95,000, and an increase in insurance expense of approximately $109,000 increased general and administrative expenses.

For the year ended December 31, 2024, provision for credit losses decreased $92,078, as compared to the year ended December 31, 2023.

For the year ended December 31, 2024, depreciation expense decreased $21,972, as compared to the year ended December 31, 2023. This decrease was primarily due to disposals of vehicles during the year.

Other (Expense)Income

	Year Ended December 31,
	2024	2023	Change	Change %
		As Restated
Interest expense	$(5,270,404)	$(653,429)	$(4,616,975)	706.6%
Change in fair value of warrant liabilities	(433,725)	-	(433,725)	100.0%
Change in fair value of conversion option	(204,487)	-	(204,487)	100.0%
Gain on forgiveness of payable	319,900	-	319,900	100.0%
Resale commissions income	134,600	106,353	28,247	26.6%
Foreign exchange loss	(48,071)	-	(48,071)	100.0%
Other income, net	117,531	65,949	51,582	78.2%
Total other (loss) income	$(5,384,656)	$(481,127)	$(4,903,529)	1,019.2%

For the year ended December 31, 2024, other income (expense), net increased $4,903,529, as compared to the year ended December 31, 2023 primarily due to an increase in interest expense.

For the year ended December 31, 2024, interest expense increased $4,616,975 as compared to the year ended December 31, 2023, primarily due to the accrued interest and amortization of debt discount and debt issuance costs on the December 2023 Convertible Note, August 2024 Convertible Note, including the Additional Default Interest and the interest on the Floor Plan Payable.

For the year ended December 31, 2024, change in fair value of warrant liabilities and change in fair value of conversion option increased 100% as compared to the year ended December 31, 2023 due to the warrants and conversion option liabilities associated with the December 2023 Convertible Note and the August 2024 Convertible Note.

For the year ended December 31, 2024, gain on forgiveness of payable increased 100% as compared to the year ended December 31, 2023 due to default waiver granted from the Lender related to the December 2023 Convertible Note.

For the year ended December 31, 2024, other income increased $51,582 as compared to the year ended December 31, 2023 due to an increase in the gain on sale of trade in vehicles.

Liquidity and Going Concern

Uses and Availability of Funds

Our primary sources of funds are customer deposits, collections of deferred revenue, and proceeds from loan payable. The Company relies on customer deposits to fund working capital requirements. Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives from 25% to 50% of the total consideration of the contract, except for upgrades, from its customers as acceptance of contract, which are initially recorded in customer deposits, and are recognized as net revenue when the products are titled or delivered. As of December 31, 2024, the Company had customer deposits in the amount of $8,130,324 and deferred revenue for vehicles that were completed, but title had not been transferred to the customer as of December 31, 2024 of $3,672,501.

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

As of December 31, 2023, we had cash and cash equivalents of $1,476,850. The Company’s primary source of operating funds since inception has been from cash receipts from sales and proceeds from loan payable. Immediately prior to the closing of the Business Combination on December 12, 2023, the Company executed and delivered to the Lender a senior secured convertible note (the “December 2023 Convertible Note”), in exchange for a loan in the principal amount of $15,819,209. The December 2023 Convertible Note shall accrue interest at an annual rate equal to the Prime Interest rate plus 5% per annum which is payable monthly in cash or, upon the Company’s option, in securities of the Company provided certain conditions are met at the increased interest rate of the Prime Interest rate plus 8% per annum. The Company is required to pay a late charge of 12% per annum (“Late Charges”) on any amount of principal or other amounts that are not paid when due. The December 2023 Convertible Note is convertible into shares of Company Common Stock at the option of the Lender at a conversion price of $10.00 per share, subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the Company Common Stock issuable upon conversion of the December 2023 Convertible Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $6.00. The note has a three-year term.

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

Management’s assessment of the Company’s ability to continue as a going concern involves making a judgement, at a particular point in time, about inherently uncertain future outcomes of events or conditions. Any judgment about the future is based on information available at the time at which the judgment is made. Subsequent events may result in outcomes that are inconsistent with judgments that were reasonable at the time they were made.

The Company’s future capital requirements will depend on many factors, including the Company’s revenue growth rate. The Company will need to raise additional financing through loans or through equity raises. The Company cannot provide any assurance that the new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to raise additional capital, the Company’s business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, Management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these consolidated financial statements are available to be issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

Cash flows for the year ended December 31, 2024 and 2023

As of December 31, 2024, we had a working capital deficit of $5,970,379, which includes cash and cash equivalents of $1,476,850 compared with a working capital deficit of $1,957,784 at December 31, 2023, which included cash and cash equivalents of $8,134,211. Increases in inventory, and cash were primary drivers that resulted in the decrease in the working capital deficit. We plan to use our current cash position as well as collections from accounts receivable, and the cash generated from our operations, when applicable, to fund the current operations of the business. The following table summarizes our cash flow activity for the periods presented:

	For the Year Ended December 31,
	2024	2023
	As Restated
Cash (Used In) Provided By
Operating Activities	$(9,763,088)	$(1,995,942)
Investing Activities	(17,046)	(499,316)
Financing Activities	3,129,469	7,114,586
Effect of translation changes on cash	(6.696)	-
Net (decrease) increase in cash and cash equivalents	$(6,657,361)	$4,619,328

Net cash (used in) provided by operating activities

Operating activities used cash of $9,763,088 for the year ended December 31, 2024, primarily due to the increase in inventory, and decrease in deferred revenue, partially offset by an increase in accounts payable, and accrued expenses.

Operating activities used cash of $1,995,942 for the year ended December 31, 2023, primarily due to the increase in inventory, increase in deferred tax asset, and decrease in deferred revenue, partially offset by an increase in other payable, accounts payable, and accrued expenses.

Net cash used in investing activities

Investing activities used cash of $17,046 for the year ended December 31, 2023, related to purchase of warehouse equipment.

Investing activities used cash of $499,316 for the year ended December 31, 2023, related to purchase of warehouse and office equipment.

Net cash provided (used in) by financing activities

Financing activities provided cash of $3,129,469 for the year ended December 31, 2024, primarily related to proceeds net of repayments of floor loans, the issuance of common shares, and proceeds from the August 2024 Convertible Note.

Financing activities provided cash of $7,114,586 for the year ended December 31, 2023, primarily related to proceeds from the Convertible Note and the issuance of shares offset by distributions to the shareholders, debt issuance costs, cash distributed to stockholders, assets and liabilities assumed from the Business Combination, and repayment of the loan payable of $500,000.

Contractual Obligations and Commitments

The following table summarizes our future material cash requirements from our contractual lease obligations at December 31, 2024:

Total Future Lease Obligations
2025	575,360
2026	535,720
2027	492,318
2028	508,885
And thereafter	2,765,297
$4,877,580

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

Impact of Inflation and Currency Fluctuation

While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation during the year ended December 31, 2024, resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased product costs, increased labor costs in the supply chain and other disruptions caused by the COVID-19 pandemic and the uncertain economic environment. The Company has been actively working to mitigate these factors through a combination of sales price adjustments and other sourcing strategies, as such issues have continued into 2025. Severe increases in inflation could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations. Inflation did not have a material impact on our operations for the years ended December 31, 2024, or December 31, 2023.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Net currency exchange gains (losses) were not material for the years ended December 31, 2024, and 2023.

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

Product Revenue – Parts and Builds

The Company generates revenue through the sale of Land Rover vehicle directly to customers. The Company considers the build/sales contracts to be the contracts with the customer. There is a single performance obligation in all of the Company’s contracts, which is to build a vehicle based on customer specifications, transfer title or delivery of product under the terms in the arrangement. Product revenue is recognized when the product build is completed and title has been transferred, or product is delivered. The Company concluded that this was the appropriate time to record revenue based on the following criteria. (1) ECD has a right to full payment for the product. (2) The customer has legal title to the product and (3) The customer has the significant risks and rewards of ownership of the asset. There are certain build contacts, “owner donor vehicles” where title remains with the customer for the entire project. Under these contracts, revenue is recognized at a point in time when the truck is shipped back to the customer.

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

Subsequent Events

Additional Financings from Defender SPV LLC

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

Loan Agreement

On April 4, 2025, the Company entered into a new business loan and security agreement with an effective date of April 4, 2025 (the “New Loan Agreement”) by and among an investor (the “New Lender”), a collateral agent (the “Collateral Agent”), the Company and its subsidiary, Humble Imports Inc., pursuant to which the Company received a term loan from the New Lender in the principal amount of $1,824,300 (the “New Loan”). The New Loan shall be repaid through sixty-nine (69) equal weekly payments of principal and interest in the aggregate amount of $35,693 per week commencing on April 15, 2025 and ending August 4, 2026 (the “Term”). During the Term, the New Loan shall accrue interest in the aggregate amount of $638,505. The New Loan included an administrative expense fee of $40,000 and a lender’s legal fee of $35,000, which sum was netted out of the New Loan. The New Loan is secured by all properties, rights and assets of the Company and Collateral Agent is designated as the collateral agent under the New Loan Agreement.

The net proceeds of the New Loan were used to pay off the Agile Loan in the discounted amount of $1,749,300, including principal and interest. Accordingly, the Agile Loan is paid off and satisfied.

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

(b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that in light of the accounting errors described in the Explanatory Note included herein and Note 2 to the notes to the financial statements included herein, a material weakness exists in our internal control over financial reporting as of December 31, 2024 and 2023. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2024 at a reasonable assurance level.

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

In connection with the re-audit of our financial statements as of and for the fiscal years ended December 31, 2024 and December 31, 2023, we identified a material weakness in our internal control over financial reporting as of December 31, 2023 and December 31, 2024. During this period, we outsourced its day-to-day accounting tasks due to limited accounting and financial reporting personnel and other resources needed to ensure adherence to our internal controls and procedures. We did not have our own finance function and had limited finance and accounting professionals with the requisite experience to appropriately perform the supervision and review of the information received from our third-party accounting service provider.

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

Other than noted above, during the most recently completed fiscal year ended December 31, 2024, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting with the exception of the ongoing implementation of our plan to remediate the material weakness described above.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Title
Scott Wallace	55	Chief Executive Officer and Chairman
Benjamin Piggott	45	Chief Financial Officer
Emily Humble	39	Chief Product Officer and Director
Thomas Humble	39	Chief Experience Officer
Elliot Humble	34	Chief Technology Officer
Keven Kastner		Chief Revenue Officer
Thomas Wood	68	Director
Robert Machinist	72	Director
Patrick Lavelle	73	Director

Background of Directors and Executive Officers

Scott Wallace is one of the Founders of ECD, a director and he currently serves as ECD’s Chief Executive Officer and Chairman of the Board. Before joining ECD in 2023, Mr. Wallace served as RDM at Greene King P.L.C. and for Duke Street Capital in the UK. In those roles, Mr. Wallace was responsible for the marketing direct reports and the regional sales directors with the goal of generating revenue and maximizing ROI by means of creative and cost-effective marketing strategies while driving sales using CRM data and conversion tracking. Mr. Wallace also owned a marketing agency, and had the benefit of being on the non-client side of marketing, which allowed him an in-depth review of skills required to integrate full in-house marketing teams and save agency fees in future businesses. As one of the original founders of ECD, Mr. Wallace’s two core skills in marketing and capital allocation were critical as the company grew revenue. Mr. Wallace holds a degree in Tourism from the University of Central England, Birmingham. Mr. Wallace is qualified to serve as a director due to his experience as ECD’s Chief Executive Officer, as well as his extensive experience in marketing and sales, the European public sector, and the venture capital industry.

Mr. Wallace’s extensive industry knowledge, investment experience and career restomod business qualify him to serve on the board of directors.

Benjamin Piggott is the Chief Financial Officer of ECD. Prior to being the CFO, Mr. Piggott was the Chairman and Chief Executive Officer of EFHT and the Chairman of ECD. Mr. Piggott was a Managing Director at EF Hutton since its inception in June 2020 – August 2024. Prior to joining EF Hutton, Mr. Piggott was Head of Corporate Development at Laird Superfood (NYSE American: LSF), a plant-based, omni-channel natural food company based in Sisters, Oregon. Mr. Piggott had served as an investor in the company and later joined as Head of Corporate Development, assisting in capital raising efforts, including Laird Superfood’s IPO on September 23, 2020. While at Laird Superfood, Mr. Piggott built a strong pipeline of acquisition candidates in the natural food and beverage sector by vetting over 100 companies. Mr. Piggott also helped to successfully negotiate the sale of a minority equity stake in the company to Danone S.A. Prior to Laird Superfood, Mr. Piggott spent fifteen years in the investment industry, ten of which were with the Small Cap Team at Fidelity Management & Research Company where he served as both a research analyst and sector portfolio manager. Mr. Piggott also spent two years at Legg Masson Capital Management as a generalist covering small mid-cap companies. During his tenure on the buy-side, Mr. Piggott covered various sectors, both domestically and internationally, including consumer, technology, healthcare, energy, industrials and utilities. Mr. Piggott received his Bachelor of Science in Finance from Bentley University in 2002.

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

Keven Kastner is the Chief Revenue Officer of ECD. Before joining the Company, Mr. Kastner served as the director of sales and marketing at Moss Motors Ltd., where he played a pivotal role in enhancing the brand presence of this classic British auto parts provider. At AMSOIL, Inc., he excelled as a Marketing Manager, driving growth for their synthetic lubricants and fuel additives. As the former CEO of Iron Dog, Mr. Kastner led the world’s longest, toughest snowmobile race, traversing 2,500 miles of Alaskan backcountry for seven years, showcasing his ability to navigate challenging markets and build resilient organizations. Kevin Kastner’s leadership journey also includes helping launch the commercial utility boat segment at Alumaski’s MacKinnon Marine, where he served as Marketing Director and CEO. His educational background includes studying Mechanical Engineering at the University of Oklahoma and Southern Nazarene University.

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

Elliot Humble is a Founder and the Chief Technical Officer of ECD. He also co-owns and serves as a director for Overland Auto Transport d/b/a Luxury Automotive Transport since 2019. Mr. Humble has 20 years of experience in the automotive customization, technology, and maintenance industries. His experience includes working with large retail companies such as Halfords and leading sport technology companies such as Hawkeye and FR Systems. Since ECD's inception in 2013, he has played a key role in nearly every aspect of the customer experience and all ECD products. His responsibilities span all areas of the business, including procurement, planning, design, product development, import/export, shipping logistics, vehicle sourcing, vendor management, and client relations. Throughout his time with ECD, Mr. Humble has been involved in many areas of the business, including production planning and processes, quality control, product development, the customer journey, and software system implementations. As CTO, he oversees many aspects of the sales and build process, including product options, development, design, implementation, production, QC, and customer service. Mr. Humble's qualifications as CTO are derived from his extensive operational experience in the automotive industry, a lifelong passion for all things automotive, and a solutions-based approach to industry challenges and opportunities.

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

Board Composition

The board of directors consists of five (5) members. In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes,

Class I directors consist of Robert Machinist and Patrick Lavelle, qualified as independent directors, whose terms will expire at our 2027 annual meeting of stockholders;

Class II directors consist of Thomas Wood, also qualified as independent director, whose term will expire at our 2025 annual meeting of stockholders; and

Class III directors consist of Scott Wallace, and Emily Humble, whose terms will expire at our 2026 annual meeting of stockholders.

The term of Class I, Class II, and Class III directors will end in 2027, 2025, and 2026, respectively. Each class of directors then shall be elected to serve a three-year term. The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to management. Our Board will meet on a regular basis and additionally, as required.

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

Independent Directors

Nasdaq’s rules generally require that independent directors must comprise a majority of listed company’s board of directors. Our Board has determined that Thomas Wood, Robert Machinist and Patrick Lavelle qualify as independent directors, as defined under the listing rules of Nasdaq, and our Board consist of a majority of independent directors, as defined under the rules of the SEC and the listing rules of Nasdaq relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the audit committee, as discussed below.

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

Audit Committee

The Company’s audit committee consists of Thomas Wood, Robert Machinist and Patrick Lavelle, each of whom is an independent director under applicable Nasdaq listing standards. Thomas Wood is chair of the audit committee. The audit committee’s duties, which are specified in the Audit Committee Charter, include, but are not limited to:

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

Compensation Committee

The Company’s compensation committee consists of Patrick Lavelle, Robert Machinist and Thomas Wood, each of whom is an independent director under applicable Nasdaq listing standards. Patrick Lavelle is chair of the compensation committee. The compensation committee’s duties, which are specified in the Compensation Committee Charter, include, but are not limited to:

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

Nominating Committee

We have established a nominating committee of the board of directors. Robert Machinist, Patrick Lavelle and Thomas Wood serve as members of our nominating committee. Robert Machinist is chair of the nominating committee Under the Nasdaq listing standards, director nominees must either be selected, or recommended for the Board’s selection, either by independent directors constituting a majority of the Board’s independent directors, in a vote in which only independent directors participate, or by a nominations committee comprised solely of independent directors.

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

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the our securities by directors, officers and employees. Such policies are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of Nasdaq. Our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

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

Clawback Policy

Our board of directors has adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recoupment of incentive compensation received by any of the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and the Nasdaq rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to us.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2024, all such reports were filed timely, except Benjamin Piggott filed a Form 4 on January 23, 2025 approximately eight (8) days late.

ITEM 11. EXECUTIVE COMPENSATION.

References to the “Company,” “ECD,” “our,” “us” or “we” in the following section refer to ECD Automotive Design, Inc. prior to the Business Combination.

We are currently considered an “emerging growth Company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table, as well as limited narrative disclosures regarding executive compensation for our last two completed fiscal years and an Outstanding Equity Awards at Fiscal Year End Table for our last completed fiscal year. These reporting obligations extend only to the following “Named Executive Officers,” who are the individuals who served as our principal executive officer and the next two most highly compensated executive officers as of April 11, 2025.

This section discusses material components of the executive compensation programs for ECD’s executive officers who area named in the “Summary Compensation Table” below. In 2024, ECD’s “named executive officers” and their positions were as follows:

●	Scott Wallace, Chief Executive Officer[1];

●	Thomas Humble, Chief Experience Officer[2];

●	Elliot Humble, Chief Technology Officer[3];

●	Benjamin Piggott, Chief Financial Officer[4];

●	Keven Kastner, Chief Revenue Officer[5]; and

●	Emily Humble, Chief Product Officer[6].

(1)	Scott Wallace’s employment agreement is attached hereto as Exhibit 10.19;
(2)	Thomas Humble’s employment agreement is attached hereto as Exhibit 10.20;
(3)	Elliot Humble’s employment agreement is attached hereto as Exhibit 10.21; and
(4)	Benjamin Piggott’s employment agreement is attached hereto as Exhibit 10.24;. and
(5)	Keven Kastner’s employment agreement is attached hereto as Exhibit 10.25
(6)	Emily Humble’s employment agreement is attached hereto as Exhibit 10.23

This discussion may contain forward-looking statements that are based on ECD’s current plans, considerations, expectations, and determinations regarding future compensation programs.

Summary Compensation Table

The following table contains information pertaining to the compensation of ECD’s named executives for the year ending December 31, 2024.

Name of the Officer	Title	Year	Salary		Bonus(3)		Other Compensation(6)
Elliot Humble	Chief Technology Officer	2023	$100,000(1) / $320,000	(2)	-	(2)(7)	$4,000
		2022	$99,999		$21,852		$6,000
		2021	$99,999		$23,161		$6,000
Scott Wallace	Chief Executive Officer and Director	2023	$125,000(1) / $425,000	(2)	-	(2)(7)	$5,200
		2022	$130,000		$23,900		$7,200
		2021	$130,000		$20,230		$7,200
Thomas Humble	Chief Experience Officer and Director	2023	$125,000(1) / $320,000	(2)	-	(2)(7)	$5,000
		2022	$40,000	(4)	$24,150		$3,600
		2021	$85,000	(5)	$18,901		$5,400
Benjamin Piggott	Chief Financial Officer	2024	$315,000	(2)	-	(2)(7)	$-
Keven Kastner		2024
Emily Humble	Chief Product Officer and Director	2023	$130,000(1) / $320,000	(2)	-	(2)(7)	$5,000
		2022	$80,000		$10,400		$4,000
		2021	$40,000		$-		$-

(1)	Salary prior to Business Combination
(2)	Salary post Business Combination
(3)	Does not include monthly dividends paid upon the achievement of certain KPIs.
(4)	ECD UK paid an additional $39,774 to Thomas Humble in 2022.
(5)	ECD UK paid an additional $18,568 to Thomas Humble in 2021.
(6)	Includes 401(k) match by ECD and bonus paid in that year.
(7)	Bonus to be determined by the Board in its sole discretion, which bonus may be based upon the Company’s total revenue, profitability, and any other factors, all as determined at the sole discretion of the Board.

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

Appointment of Chief Financial Officer

Mr. Benjamin Piggott was appointed as the Company’s Chief Financial Officer in September 2024. In connection with this appointment, the Company entered into an employment agreement with Mr. Piggott, pursuant to which he will receive an annual base salary of $315,000. Mr. Piggott will also be eligible to receive a discretionary annual performance bonus and benefits described in the item below.

Mr. Piggott received a one-time grant of fully vested options for purchase of up to 100,000 shares of common stock of the Company in January 2025.

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

Subject to the paragraph above, percentage ownership of Company Common Stock and Voting Percentage is based on 35,385,662 shares of Company Common Stock outstanding on April 11, 2025, but does not take into account any shares underlying 11,757,500 public and private Warrants or any other warrants issued and outstanding as of such date.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock		%
Emily Humble	12,240,000		34.6%
Thomas Humble	5,280,000		14.9%
Elliot Humble	1,200,000		3.4%
Scott Wallace	5,280,000		14.9%
Patrick Lavelle	-		-
Robert Machinist	-		-
Thomas Wood	50,000		*
Benjamin Piggott	731,640	(2)	2.0%
Kevin Kastner
All directors and executive officers after the Business Combination as a group (9 individuals)	24,758,640		70.0%
Five Percent Holders
Defender SPV LLC	1,195,599		3.4%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of our officers and directors is 4390 Industrial Lane, Kissimmee, Florida 34758.
(2)	Does not include warrants to acquire 70,834 shares of Company Common Stock at $11.50 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The were 2,500,000 shares of Common Stock authorized for issuance under our incentive plans as of December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Beginning on January 5, 2021, ECD entered into a verbal agreement with Overland Auto Transport Inc d/b/a Luxury Automotive Transport (“TransportCo”), a company which is 100% owned by Ashley Humble, Thomas Humble’s father, and has ECD as its only customer. Thomas Humble, an officer and director of ECD, and Elliot Humble, and officer of ECD, are both directors of TransportCo, however they receive no compensation for their services to TransportCo. TransportCo assists ECD with the intermediation of transportation services for ECD’s products, by locating providers of and booking the required services. TransportCo offers ECD competitive pricing for its services. The total payments to TransportCo under this agreement were $103,308 and $196,425 in 2024 and 2023, respectively. On September 27, 2023, we entered into a written agreement with TransportCo (the “TransportCo Agreement”) covering the services TransportCo provides to ECD and the compensation paid for such services. A copy of the TransportCo Agreement is attached to this annual report as Exhibit 10.18, and is incorporated herein by reference.

On January 11, 2022, ECD entered into verbal agreements with Wallace USA, a company owned by Scott Wallace and his wife Karen Wallace, pursuant to which Wallace USA provided administrative services to ECD including the management of ECD’s Warranty Department. Payments by ECD to Wallace USA under this agreement amounted to $18,382 in 2023. In 2023, ECD ceased to make any further payments to Wallace USA.

Director Independence

Nasdaq listing standards require that a majority of ECD’s board of directors be independent. For a description of the director independence, see the section of this annual report entitled “ECD’s Directors and Executive Officers—Conflicts of Interest,” above, for additional information.

Recent Sales of Unregistered Securities

The Company has not sold any within the past three years which were not registered under the Securities Act except as follows:

As previously disclosed in ECD’s Current Report on Form 8-K filed on October 11, 2023, on October 6, 2023, EFHT and an institutional investor (the “Lender”) entered into a definitive Stock Purchase Agreement pursuant to which EFHT agreed to issue a senior secured convertible note (the “Convertible Note”) with an aggregate principal amount equal to $15,819,209 was to be issued to the Lender in exchange for a loan in the original principal amount of $15,819,209 in a private placement to be consummated immediately prior to the consummation of the Business Combination.

As previously disclosed in ECD’s Current Report on Form 8-K filed on December 18, 2023, on December 12, 2023, EFHT issued the Convertible Note with an aggregate principal amount equal to $15,819,209 to Defender SPV LLC, pursuant to the previously disclosed Stock Purchase Agreement dated October 6, 2023.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee appointed Barton CPA PLLC (“Barton”) as our independent registered public accounting firm for the fiscal year 2024.

Prior to the reaudit, the Audit Committee had appointed BF Borgers Certified Public Accountants P.C. (“BF Borgers”) and Marcum LLP (“Marcum”) as our independent registered public accounting firm for the fiscal year 2023.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to us by our independent registered public accounting firm, Barton CPA PLLC, Marcum LLP and BF Borgers CPA, and fees paid to Barton CPA PLLC, Marcum LLP and BF Borgers CPA for services in the fee categories indicated below for fiscal years 2024 and 2023. The Audit Committee has considered the scope and fee arrangements for all services provided by Marcum LLP and BF Borgers, taking into account whether the provision of non-audit services is compatible with maintaining BF Borgers’ independence, and has pre-approved the services described below (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
Audit Fees(1)	$435	$130
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$435	130

(1)	Audit fees consist of the aggregate fees for professional services rendered for the audit of our consolidated financial statements, quarterly review of interim consolidated financial statements and consents and comfort letters related to registration payments and review of documents filed with the SEC.

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

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

No.	Description of Exhibit
2.1	Merger Agreement, dated March 3, 2023 by and among EF Hutton Acquisition Corporation I, Humble Imports Inc. d/b/a ECD Auto Design, ECD Auto Design UK, Ltd. and EFHAC Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023).
2.2	First Amendment, dated October 14, 2023, to the Merger Agreement by and between EF Hutton Acquisition Corporation I, Humble Imports Inc., d/b/a E.C.D. Auto Design, ECD Auto Design UK, Ltd., EFHAC Merger Sub, Inc. and Scott Wallace as Securityholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2023).
2.3	Certificate of Merger, dated December 12, 2023 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
2.4	Asset Purchase Agreement, dated April 3, 2024, by and between ECD Automotive Design Inc., BNMC Continuation Cars LLC and David W. Miller II (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2024).
2.5	Amended and Restated Asset Purchase Agreement, dated April 4, 2024, by and between ECD Automotive Design Inc., BNMC Continuation Cars LLC and David W. Miller II (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024)
3.1	Amended and Restated Certificate of Incorporation of EF Hutton Acquisition Corporation I. (incorporated by reference to Exhibit 3.1 to the Amendment No. 3 to the registration statement on Form S-4, filed by the Registrant with the SEC on November 6, 2023).
3.2	Amendment to the Amended and Restated Certificate of Incorporation of EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
3.3	Second Amended and Restated Certificate of Incorporation of EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).

3.4	Certificate of Designation of the Series A Convertible Preferred Stock of ECD Automotive Design, Inc., par value $0.0001 per share (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
3.5	Amended and Restated Bylaws of EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 3.3 to the Amendment No. 3 to the registration statement on Form S-4, filed by the Registrant with the SEC on November 6, 2023).
3.6	Second Amended and Restated Bylaws of ECD Automotive Design, Inc. (incorporated by reference to Exhibit 3.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
4.1	Warrant to Purchase Common Stock of ECD Automotive Design, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
4.2	Warrant to Purchase Series A Convertible Preferred Stock of ECD Automotive Design, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.1	Company Lock-Up Agreement, dated December 12, 2023, by and among the undersigned and EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.2	Sponsor Lock-Up Agreement, dated December 12, 2023, by and among the undersigned and EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.3	Restrictive Covenant Agreement, dated December 12, 2023, by and among EF Hutton Acquisition Corporation I, Humble Imports d/b/a ECD Auto Design (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.4	Amended and Restated Registration Rights Agreement, dated December 12, 2023 by and among certain stockholders and EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.5	Satisfaction and Discharge Agreement Amendment, dated October 14, 2023, by and between EF Hutton Acquisition Corporation I, EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) and Humble Imports Inc. d/b/a E.C.D. Auto Design (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2023).
10.6	Amended and Restated Satisfaction and Discharge Agreement Amendment, dated December 12, 2023, by and between EF Hutton Acquisition Corporation I, and EF Hutton LLC (f/k/a EF Hutton, division of Benchmark Investments, LLC) and Humble Imports Inc., d/b/a E.C.D. Auto Design (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2023).

10.7	Senior Secured Promissory Note, dated December 12, 2023, issued by EF Hutton Acquisition Corporation I to Defender SPV LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.8	Security Agreement, dated December 12, 2023, by and among EF Hutton Acquisition Corporation I, Humble Imports Inc. d/b/a ECD Auto Design, ECD Auto Design UK, Ltd., and Defender SPV LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.9	Intellectual Property Security Agreement, dated December 12, 2023 by Humble Imports Inc. d/b/a ECD Auto Design, ECD Auto Design UK, Ltd in favor of Defender SPV LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.10	Registration Rights Agreement, dated December 12, 2023, by and between EF Hutton Acquisition Corporation I and Defender SPV LLC (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.11	Guaranty, dated December 12, 2023 by and among Humble Imports Inc. d/b/a ECD Auto Design, ECD Auto Design UK, Ltd. and Defender SPV LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.12	Lock-up Agreement, dated December 12, 2023, by and among EF Hutton Acquisition Corporation I and certain securityholders of EF Hutton Acquisition Corporation I and Humble Imports Inc. d/b/a ECD Auto Design (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.13	Securities Subscription Agreement, dated January 11, 2024, between ECD Automotive Design, Inc. and Benjamin Piggott (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2024).
10.14	The ECD Automotive Design, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.7 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023).
10.15	Stock Purchase Agreement, dated June 7, 2023 (the “UK SPA”), by and between Emily Jayne Humble, ECD Auto Design UK, Ltd. and Humble Imports Inc d/b/a ECD Auto Design (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023).
10.16	LEASE, dated August 11, 2021 (the “Effective Date”), is made by and between Hanover Poinciana McClane, LLC, a Florida limited liability company (“Landlord”), and Humble Imports Inc., a Florida corporation (d/b/a ECD Automotive Design) (the “Tenant’) for a portion of the real property and improvements to be located at 4930 Robert McLane Boulevard, Kissimmee. Florida 34758, known, or to be known, as Trinity Industrial Center and the FIRST AMENDMENT TO LEASE (this “Amendment”) is made this 15th day of July, 2022, by and between Hanover Poinciana McClane, LLC, a Florida limited liability company (“Landlord”), and Humble Imports Inc., a Florida corporation (“Tenant”) (incorporated by reference to Exhibit 10.13 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023).
10.17	MASTER SALES AND EXCLUSIVITY AGREEMENT, dated March 7, 2023 by and between Ampere EV, LLC and Humble Imports, Inc. d/b/a ECD Auto Design, (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023).
10.18	Independent Contractor Agreement, dated September 27, 2023, between Humble Imports, Inc. and Overland Auto Transport Inc d/b/a Luxury Automotive Transport, (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023)

10.19	Employment Agreement by and between ECD Automotive Design, Inc. and Scott Wallace (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
10.20	Employment Agreement by and between ECD Automotive Design, Inc. and Thomas Humble (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
10.21	Employment Agreement by and between ECD Automotive Design, Inc. and Elliot Humble (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
10.22	Employment Agreement by and between ECD Automotive Design, Inc. and Raymond Cole (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
10.23	Employment Agreement by and between ECD Automotive Design, Inc. and Emily Humble (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
10.24	Employment Agreement by and between ECD Automotive Design, Inc. and Benjamin Piggott (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2024).
10.25	Employment Agreement by and between ECD Automotive Design, Inc. and Kevin Kastner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2024).
10.26	IP Assignment Agreement, dated April 24, 2024, by and between BNMC Continuation Cars LLC and David W. Miller II, as assignors, and ECD Automotive Design, Inc., as assignee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.27	Trademark License Agreement, dated April 24, 2024, by and between ECD Automotive Design, Inc., as licensor and BNMC Continuation Cars LLC and David W. Miller II, as licensees (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.28	Consulting Agreement, dated April 24, 2024, by and between ECD Automotive Design, Inc., as the company and BNMC Films LLC, as the contractor (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.29	Business Loan Agreement, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.30	Commercial Security Agreement, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on June 27, 2024).

10.31	Promissory Note in the amount of $1,500,000, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.32	Investor Relations Consulting Agreement, dated February 13, 2024, among MZHCI, LLC and ECD Automotive Design, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.33	Marketing Services Agreement, dated June 11, 2024 among Outside The Box Capital Inc. and ECD Automotive Design, Inc. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.34	Strategic Partnership Agreement, dated June 4, 2024, between Humble Imports, Inc. and Doja, LLC (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025).
10.35	Consulting Agreement, dated June 4, 2024, between Humble Imports, Inc. and Austin R. Peterson (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025).

10.36	Subscription Agreement, dated August 8, 2024 by and between ECD Automotive Design, Inc. and Theodore Duncan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.37	Warrant Agreement, dated August 8, 2024 by and between ECD Automotive Design, Inc. and Theodore Duncan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.38	Form of Securities Purchase Agreement, dated as of August 9, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.39	Form of Senior Secured Convertible Note, dated as of August 9, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.40	Form of Common Share Warrant, dated as of August 9, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.41	Amendment, dated August 11, 2024, to the Amended and Restated Asset Purchase Agreement, dated April 24, 2024, by and between ECD Automotive Design Inc., BNMC Continuation Cars LLC and David W. Miller II (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2024).
10.42	Referral and License Agreement, dated as of August 22, 2024, between Humble Imports, Inc. and Brack Bridge Motors, LLC (incorporated by reference to Exhibit 10.42 to the Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025).
10.43	Strategic Partnership Agreement, dated November 14, 2024, between Humble Imports, Inc. and Member Hubs Palm Beach, LLC (incorporated by reference to Exhibit 10.43 to the Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025).
10.44	Usage Agreement, dated November 14, 2024, between Humble Imports, Inc. and Member Hubs Palm Beach, LLC (incorporated by reference to Exhibit 10.44 to the Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025).
10.45	Brand Partnership Agreement, dated November 9, 2024, between Humble Imports, Inc. and Ten Easy Street LLC (incorporated by reference to Exhibit 10.45 to the Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025).
10.46	Form of Securities Purchase Agreement, dated as of January 8, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.47	Form of Senior Secured Convertible Note, dated as of January 13, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.48	Form of Common Share Warrant, dated as of January 13, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.49	Form of Registration Rights Agreement, dated January 13, 2025 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.50	Form of Business Loan and Security Agreement, dated February 20, 2025, by and among Agile Capital Funding, LLC, Agile Lending, LLC, ECD Automotive Design Inc. and Humble Imports Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2025).
10.51	Form of Consulting Agreement, dated February 20, 2025, by and among Agile Capital Funding, LLC, ECD Automotive Design Inc. and Hudson Growth Ventures LLC (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 25, 2025).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
19.1	Insider Trading Policy.
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
99.3	Nominations and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Certified Public Accountants and Advisors

A PCAOB Registered Firm

713-489-5635 bartoncpafirm.com Cypress, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ECD Automotive Design, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ECD Automotive Design, Inc. and Subsidiaries (Humble Imports, Inc. d/b/a ECD Auto Design) (the “Company”) as of December 31, 2024, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Other Matters

Going Concern

As described in Note 2 to the financial statements, the Company has sustained significant losses and negative cash flows from operations and are dependent on debt and equity financing to fund operations. If the Company is unable to raise sufficient funding, it may struggle to reach its future obligations.

Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.

Management plans to identify adequate sources of funding to provide operating capital for continued growth. Auditing the Company’s assessment and related disclosures regarding its ability to continue as a going concern required significant auditor judgment. This is due to the high level of uncertainty surrounding the projections and assumptions related to the timing and likelihood of future cash flows, including external funding. Assessing whether the Company’s disclosures adequately reflect the uncertainty and risks associated with its going concern status also demanded considerable auditor judgment and effort.

We have served as the Company’s auditor since 2024.

Cypress, Texas

April 15, 2025

ECD AUTOMOTIVE DESIGN, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

ASSETS
Current assets
Cash and cash equivalents	$1,476,850	$8,134,211
Accounts receivable, net	45,022	-
Inventories	11,181,806	9,607,766
Prepaid and other current assets	239,864	34,006
Total current assets	12,943,542	17,775,983

Goodwill	1,291,098	-
Property and equipment, net	483,878	913,097
Intangible asset, net	12,000	-
Right-to-use asset	3,404,983	3,763,295
Deferred tax asset	-	838,055
Deposit	60,200	77,686
TOTAL ASSETS	$18,195,701	$23,368,116

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,494,664	$898,445
Accrued expenses	1,686,598	779,695
Deferred revenue	11,802,825	16,190,861
Floor plan payable	1,212,000	-
Lease liability, current	353,612	314,903
Other payable	1,364,222	1,549,863
Total current liabilities	18,913,921	19,733,767

Lease liability, non-current	3,373,571	3,727,183
Warrant liabilities, at fair value	486,559	26,283
Conversion option, at fair value	313,191	2,724
Convertible note, net of debt discount	14,085,932	10,654,444
Total Liabilities	37,173,174	34,144,401

COMMITMENTS AND CONTINGENCIES (NOTE 19)

Redeemable preferred stock, $0.0001 par value, 20,000,000 authorized shares; 25,000 shares issued and outstanding as of December 31, 2024 and no shares issued and outstanding as of December 31, 2023	1	3

Stockholders’ deficit
Common stock, $0.0001 par value, 1,000,000,000 authorized shares; 31,874,662 shares and 24,000,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3,650	3,187
Additional paid-in capital	2,576,498	-
Other comprehensive income	(6,696)
Accumulated deficit	(21,550,926)	(10,779,475)
Total Stockholders’ Deficit	(18,977,474)	(10,776,288)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$18,195,701	$23,368,116

The accompanying notes are an integral part of these consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2024	2023

Revenue, net	$25,165,733	$19,492,606
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	19,277,786	14,969,683
Gross profit	5,887,947	4,522,923

Operating expenses
Advertising and marketing expenses	1,171,696	641,831
General and administrative expenses	9,106,716	5,144,601
Provision for credit losses	31,484	123,562
Depreciation and amortization expenses	126,791	148,763
Total operating expenses	10,436,687	6,058,757

Loss from operations	(4,548,740)	(1,535,834)

Other (expense) income
Interest expense	(5,270,404)	(653,429)
Change in fair value of warrant liabilities	(433,725)	-
Change in fair value of conversion option liabilities	(204,487)	-
Gain on forgiveness of payable	319,900	-
Resale commissions income	134,600	106,353
FX exchange gain (loss)	(48,071)	-
Other income, net	117,531	65,949
Total (expense) income, net	(5,384,656)	(481,127)
Loss before income tax benefit	(9,933,396)	(2,016,961)
Income tax (expense) benefit	(838,055)	838,055

Net Loss	$(10,771,451)	$(1,178,906)

Net loss per common share, basic and diluted	$(0.32)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	33,505,605	24,875,667

The accompanying notes are an integral part of these consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEAR ENDED DECEMBER 31, 2024 AND 2023

	Redeemable Preferred Stock		Common Stock		Additional Paid-in	Other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance – December 31, 2022, as restated	-	$-	24,000,000	$2,400	$-	$-	$(6,322,614)	$(6,320,214)
Stockholder distributions	-	-	-	-	-	-	(2,329,357)	(2,329,357)
Forgiveness of stockholder loans	-	-	-	-	-	-	(280,635)	(280,635)
Issuance of preferred and common shares, net of issuance costs	25,000	3	2,500,000	250	94,747	-	-	94,997
Issuance of stock upon Business Combination	-	-	5,374,662	537	-	-	-	537
Assets and liabilities assumed from Special Purpose Acquisition Company (“SPAC”)	-	-	-	-	(94,747)	-	(667,963)	(762,710)
Net loss	-	-	-	-	-	-	(1,178,906)	(1,178,906)
Balance – December 31, 2023 as restated	25,000	3	31,874,662	3,187	-	-	(10,779,475)	(10,776,288)
Issuance of common shares	-	-	2,575,000	258	2,410,183	-	-	2,410,441
Issuance of common shares to vendors	-	-	200,000	20	159,129	-	-	159,149
Fair value of share based compensation	-	-	-	-	22,810	-	-	22,810
Proceeds allocated to warrants	-	-	-	-	89,559	-	-	89,559
Stock issuance costs	-	-	-	-	(105,000)	-	-	(105,000)
Conversion of redeemable preferred shares	(18,500)	(2)	1,850,000	185	(183)	-	-	2
Foreign currency translation loss	-	-	-	-	-	(6,696)	-	(6,696)
Net loss	-	-	-	-	-	-	(10,771,451)	(10,771,451)
Balance – December 31, 2024	6,500	$1	36,499,662	$3,650	$2,576,498	$(6,696)	$(21,550,926)	$(18,977,474)

The accompanying notes are an integral part of these consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(10,771,451)	$(1,178,906)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization expenses	126,791	148,763
Gain on forgiveness of payable	319,900	-
Change in fair value of derivatives	638,212	-
Amortization of right-to-use asset	358,312	330,110
Amortization of debt discount	1,928,576	72,335
Equity based compensation	331,959	-
Provision for credit losses	31,484	123,562
Changes in operating assets and liabilities:
Accounts receivable	(76,506)	491,993
Other receivable	-	209,810
Inventories	(1,220,602)	(1,813,841)
Prepaid and other current assets	(205,858)	(25,571)
Deferred tax asset	838,055	(838,055)
Deposit	17,486	(1,700)
Accounts payable	1,509,157	199,536
Accrued expenses	1,449,977	536,944
Deferred revenue and customer deposits	(4,388,036)	(1,302,767)
Other payable	(335,641)	1,299,337
Lease liability	(314,903)	(247,492)
Net cash (used in) provided by operating activities	(9,763,088)	(1,995,942)
Cash Flows from Investing Activities:
Proceeds from sale of asset	6,718	-
Purchase of assets	(23,764)	(499,316)
Net cash used in investing activities	(17,046)	(499,316)

Cash Flows from Financing Activities:
Repayment of loan payable	-	(500,000)
Repayment of floor loan	(1,675,000)	-
Proceeds from floor loan	2,887,000	-
Proceeds from convertible note	1,154,681	13,700,000
Debt issuance costs	(382,212)	(3,088,884)
Assets and liabilities assumed from Business Combination	-	(762,710)
Issuance of preferred and common shares, net of issuance costs	1,145,000	95,537
Cash distributed to stockholders	-	(2,329,357)
Net cash provided by (used in) financing activities	3,129,469	7,114,586

Effect of translation changes on cash	(6,696)	-

Net increase in cash and cash equivalents	(6,657,361)	4,619,328
Cash and cash equivalents, beginning of year	8,134,211	3,514,883
Cash and cash equivalents, end of year	$1,476,850	$8,134,211
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,812,295	$95,681
Supplemental disclosure of noncash cash flow information
Transfer of property and equipment to inventory	$325,474	$-
Initial classification of warrant liabilities	$26,551	$26,283
Initial classification of conversion option liability	$105,981	$2,724
Assets and liabilities acquired with the business combination	$1,250,000	$-
Conversion of preferred shares into common shares	$185	$-
Paid in kind interest on convertible note	$862,974	$-
Record right-to-use asset and lease liability per ASC 842	$196,797	$196,797

The accompanying notes are an integral part of these consolidated financial statements

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of December 31, 2024, the Company had cash and cash equivalents of approximately $1.5 million and working capital deficit of approximately $6.0 million. The Company recorded a net loss of approximately $10.8 million and $1.2 million for the years ended December 31, 2024 and 2023.

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

On April 4, 2025, the Company entered into a new business loan and security agreement with an effective date of April 4, 2025 (the “New Loan Agreement”) by and among an investor (the “New Lender”), a collateral agent (the “Collateral Agent”), the Company and its subsidiary, Humble Imports Inc., pursuant to which the Company received a term loan from the New Lender in the principal amount of $1,824,300 (the “New Loan”). The New Loan shall be repaid through sixty-nine (69) equal weekly payments of principal and interest in the aggregate amount of $35,693 per week commencing on April 15, 2025 and ending August 4, 2026 (the “Term”). During the Term, the New Loan shall accrue interest in the aggregate amount of $638,505. The New Loan included an administrative expense fee of $40,000 and a lender’s legal fee of $35,000, which sum was netted out of the New Loan. The New Loan is secured by all properties, rights and assets of the Company and Collateral Agent is designated as the collateral agent under the New Loan Agreement.

The net proceeds of the New Loan were used to pay off the Agile Loan in the discounted amount of $1,749,300, including principal and interest. Accordingly, the Agile Loan is paid off and satisfied.

Management’s assessment of the Company’s ability to continue as a going concern involves making a judgement, at a particular point in time, about inherently uncertain future outcomes of events or conditions. Any judgment about the future is based on information available at the time at which the judgment is made. Subsequent events may result in outcomes that are inconsistent with judgments that were reasonable at the time they were made.

The Company’s future capital requirements will depend on many factors, including the Company’s revenue growth rate. The Company will need to raise additional financing through loans or through equity raises. The Company cannot provide any assurance that the new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to raise additional capital, the Company’s business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, Management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these consolidated financial statements are available to be issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification

Certain amounts from prior period financial statements have been reclassified to align with the presentation used in the current consolidated financial statements for comparative purposes. These reclassifications had no material effect on the Company’s previously issued financial statements.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000. As of December 31, 2024 and 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

No one customer exceeded 10% of revenue for the years ended December 31, 2024 and 2023.

Product Revenue – Parts and Builds

The Company generates revenue through the sale of Land Rover vehicles directly to customers. The Company considers the build/sales contracts to be the contracts with the customer. There is a single performance obligation in all the Company’s contracts, which is to build a vehicle based on customer specifications, transfer title and shipping terms in the arrangement. Product revenue is recognized when the product build is completed, and title has been transferred. The Company concluded that this was the appropriate time to record revenue based on the following criteria. (1) ECD has a right to full payment for the product. (2) The customer has legal title to the product and (3) The customer has the significant risks and rewards of ownership of the asset. There are certain build contacts, “owner donor vehicles” where title remains with the customer for the entire project. Under these contracts, revenue is recognized at a point in time when the truck is shipped back to the customer.

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

Disaggregation of Revenue

The following table summarizes the Company’s net revenues disaggregated by product category:

	Year Ended December 31
	2024	2023
	As Restated
Builds	$24,771,840	$19,317,837
Warranty and other	393,893	174,769
Total revenues, net	$25,165,733	$19,492,606

Contract Liability and remaining performance obligations

	2024	2023
	As Restated
Beginning balance, January 1	$16,190,861	$17,493,628
Additional deposits received	19,476,466	17,454,370
Revenue Recognized during the year at a point-in-time	(23,864,501)	(18,757,137)
Ending balance, December 31	$11,802,825	$16,190,861

As of December 31, 2024 and 2023, the Company had customer deposits in the amount of $8,130,324 and $8,326,469, respectively and deferred revenue of $3,672,501 and $7,864,392. The customer deposits, performance obligations not yet completed, and deferred revenue are typically recognized in revenue at a point in time within the next twelve months as the custom build vehicles are delivered and title has been transferred to customers.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The Company had trade accounts receivable of $47,428 as of December 31, 2024 and a recorded allowance for doubtful accounts of $2,406, resulting in a net trade accounts receivable balance of $45,022. The Company had trade accounts receivable of $138,541 as of December 31, 2023, and a recorded allowance for doubtful accounts of $138,541, resulting in a net trade accounts receivable balance of $0.

As of December 31, 2024, amounts due from one customer exceeded 10% of accounts receivable individually and totaled approximately 84% of accounts receivable in the aggregate. No one customer exceeded 10% of accounts receivable as of December 31, 2023.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for the years ended December 31, 2024 and 2023.

Advertising and Marketing

The Company follows the policy of charging the costs of advertising and marketing to expense as incurred. The Company charged to operations $1,171,696 and $641,831 as advertising and marketing costs for the years ended December 31, 2024 and 2023, respectively.

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

While the Company remains in a financial reporting loss position based on a cumulative pre-tax loss for the year ended December 31, 2024, the determination of the valuation allowance is based on its evaluation of the periods over which future taxable items are expected to be utilized to offset tax loss and deduction carryforward items in those future periods. That is, future forecasts of our taxable income are not considered in the evaluation of realizability of its deferred tax assets. Therefore, changes in its deferred tax asset valuation allowances will primarily be affected by changes in the estimates of the time periods over which those future taxable items will occur.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of December 31, 2024 and December 31, 2023. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the consolidated financial statements. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The open tax years for the tax returns generally include 2021 through 2023 for state and federal reporting purposes.

Loss Per Share

The Company accounts for net loss per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. For the year ended December 31, 2024 and 2023, all potentially dilutive securities were not included in the calculation of diluted net income (loss) per share as their effect would be anti-dilutive.

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

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. For the Company, the new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. Adoption of the ASU did not impact the Company’s consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for public companies for fiscal years beginning after December 15, 2023. Adoption of the ASU did not impact the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the CODM evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023. Adoption of the ASU did not have a material impact the Company’s financial position, results of operations or cash flows.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The standard requires additional disclosure of certain costs and expenses within the notes to the financial statements. The provisions of the standard are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This accounting standards update may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

NOTE 4. RECAPITALIZATION

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

NOTE 5. BNMC CONTINUATION CARS LLC BUSINESS COMBINATION

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

The assets acquired under the A&R Asset Purchase agreement were accounted for as a business combination under FASB ASC Topic 805 Business Combinations. The Company utilized acquisition method under ASC 805-10-05-4 to account for the business combination. The purchase price was allocated as follows:

Consideration shares (1)	$1,250,000
Transaction costs	87,062
Total purchase consideration	1,337,062
Less: Cash deposits	(137,116)
Inventory	(27,964)
Deferred revenue	137,116
Total purchase consideration to be allocated	1,309,098
Less: fair value of intangible asset	18,000
Goodwill	$1,291,098

(1)	Includes $950,000 of consideration shares and an additional $300,000 of consideration that was 100% probable at the time of close.

	Fair value	Useful life
Brand name	$18,000	2
Less: accumulated amortization	(6000)
Barnd name, net	12,000

NOTE 6. INVENTORIES

Inventories consisted of the following:

	December 31,
	2024	2023
	As Restated	As Restated
Inventory – work in progress	$4,480,440	$1,494,795
Inventory – work in progress shipping and consumables	640,675	373,979
Inventory – work in progress labor	699,087	421,880
Resale inventory	931,990	1,110,620
Overhead allocated to inventory	596,707	458,258
Finished goods	3,832,907	5,748,234
Total inventory	$11,181,806	$9,607,766

NOTE 7. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	December 31,
	2024	2023
Prepaid expenses	$213,914	$34,006
Advances to employees	$3,970	—
Other	$21,980	—
	$239,864	$34,006

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2024	2023
	As Restated
Computer equipment	$12,740	$10,636
Office furniture	36,163	36,412
Manufacturing equipment	659,974	647,875
Vehicles	61,360	456,360
Building improvements	3,092	—
	773,329	1,151,283
Less: accumulated depreciation	(289,451)	(238,186)
	$483,878	$913,097

Depreciation expense related to the Company’s property and equipment was $120,791 and $123,762 for the years ended December 31, 2024 and 2023, respectively, which were included in the accompanying consolidated statements of operations.

NOTE 9. LEASES

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

On March 23, 2023, the Company entered into a lease agreement, whereby the Company agreed to lease warehouse space I Kissimmee, Florida for a term of 37 months following the lease commencement date beginning on or about of March 26, 2023. The Company will owe monthly rental payments ranging from $5,844 to $6,171 over the term of the lease. The Company recorded right-to-use asset and lease liability of $196,796 using the Company’s incremental borrowing rate of 6.3% at December 31, 2023.

The Company’s commercial properties are subject to Common Are Maintenance (“CAM”) charges, which represent the tenant’s pro-rata share of the operating expenses incurred by the landlord in the operation of the buildings. These expenses include, but are not limited to, property taxes, insurance premiums, utilities for common areas, maintenance and service agreements and supplies and materials used in the operation and maintenance of the property, cost of repairs and enhancements to common areas, owner’s association fees, and cost of capital improvements or modifications only if the capital improvements reduce operating costs. The Company’s share of the CAM is paid by the Company as additional rent based on the landlord’s written estimate of the CAM for the following year. Within 150 days following the end of each calendar year the landlord provides a statement to the Company reconciling the estimated CAM expenses for the year to the actual costs incurred.

Maturity analysis under the lease agreements are as follows:

Total
2025	$575,360
2026	535,719
2027	492,318
2028	508,885
2029 and beyond	2,765,250
4,877,532
Less: present value discount	(1,150,349)
Lease liability	$3,727,183

Lease expense for the years ended December 31, 2024 and 2023 was $601,113 and $591,588, respectively.

Qualitative information regarding the Company’s leases is as follows:

	The Years Ended December 31,
	2024	2023
Lease expenses
Operating lease expenses	$601,113	$591,588
Variable and other lease costs	44,728	5,395
Total lease cost	$645,841	$596,983
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$557,703	$506,783
Weighted-average remaining lease term (in years):
Operating leases	8.59	9.53
Weighted-average discount rate:
Operating leases	6.3%	6.3%

NOTE 10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2024	2023
Accrued commission	$—	$6,000
Accrued interest	578,456	113,000
Accrued bonuses	—	150,000
Accrued expenses, other	161,036	131,859
Warranty reserve	529,129	89,430
Accrued payroll	417,977	289,406
	$1,686,598	$779,695

NOTE 11. OTHER PAYABLE

Other payable consisted of the following:

	December 31,
	2024	2023
PPG payable (as defined below)	$61,676	$167,042
Income tax payable	1,115,559	1,115,559
Share issuance liability	150,000	250,000
Other	36,987	17,262
	$1,364,222	$1,549,863

On February 1, 2022, the Company entered into an Exclusive Supplier Agreement with a third party, pursuant to which the third party issues a pre-bate in the amount of $277,642 to the Company in exchange for the Company’s commitment to make purchases of the third party’s products in the amount of $1,506,349 (“PPG Payable”). The Company used the$277,642 as working capital or otherwise in the operation of the Company’s collision center business. The outstanding balance on the PPG payable was $61,676 and $167,042 recorded as other payable in the accompanying consolidated balance sheet as of December 31, 2024 and 2023 respectively.

NOTE 12. LOAN PAYABLE

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

Certain events of default under the December 2023 Convertible Note and the Series A Convertible Preferred Stock have occurred based on the following: the Company’s failure to have its resale registration statement on Form S-1 declared effective by the SEC within sixty (60) days of December 12, 2023, the financial statements of the Company’s subsidiary for the years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023 were required to be restated, the fact that the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”) within two (2) trading days of the filing due date of the Form 10-K and the Company did not file its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Form 10-Q”) within two (2) trading days of the filing due date of the Form 10-Q. The Convertible Note and the Series A Convertible Preferred Stock each provide for certain remedies based upon the occurrence of an event of default. As a result of the default the lender under the Convertible Note who is also the holder of the Series A Convertible Preferred Stock calculated default interest on the Convertible Note of an additional 8% of the principal balance outstanding for seventeen (17) days in May 2024 and an additional 8% of the principal balance outstanding for thirty (30) days in June 2024 (the “Default Interest”). The total Default Interest calculated for the three months ended June 30, 2024 was $165,233 in the aggregate. The lender has agreed to treat the Default Interest as paid-in-kind interest (“PIK interest”) and the accrued Default Interest was added to the principal balance of the Convertible note on July 1, 2024. In addition, under the terms of the December 2023 Convertible Note and the August 2024 Convertible Note, the Company has accrued default interest from the period from the date the company failed to have its resale registration statement on Form S-1 declared effective by the SEC in February 2024 through September 30, 2024, excluding the period for which the Lender calculated the Default Interest, in the amount of $660,292 (the “Additional Default Interest”). Pursuant to the execution of the August 2024 Convertible Note, the Lender agreed to waive the pre-existing events of default that occurred under the December 2023 Convertible Note and as a result, the company recognized a gain on forgiveness of payable of $319,900 in the consolidated statements of operations.

The December 2023 Convertible Note includes an original issue discount of $2,148,217 and debt issuance costs of $3,088,883. The August 2024 Convertible Note includes an original issue discount of $287,212 and debt issuance costs of $95,000. For the year ended December 31, 2024 and 2023, the Company recorded $753,904 and $29,433, respectively, of amortization expense of the debt discount and $1,042,141 and $42,901, respectively, of amortization expense of the debt issuance costs in the consolidated statement of operations. As of December 31, 2024 and 2023, accrued interest on the December 2023 Convertible Note and the August 2024 Convertible Note, including the Additional Default Interest, was $569,419 and $113,000, respectively, as included with accrued expenses on the accompanying condensed consolidated balance sheets. See Note 11.

The table below summarizes the outstanding Convertible Note as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	As Restated
Principal value of Convertible Note (1)	$17,836,864	$15,819,209
Debt discount, net of amortization (2)	(3,750,932)	(5,164,765)
Convertible Note payable	$14,085,932	$10,654,444

(1)	Includes $16,644,699 and $15,819,209 of principal for the December 2023 Convertible Note as of December 31, 2024 and 2023, respectively and $1,192,165 and $0 of principal for the August 2024 Convertible Note as of December 31, 2024 and 2023, respectively.

(2)	Includes $3,419,065 and $5,164,765 of debt discount for the December 2023 Convertible Note as of December 31, 2024 and 2023, respectively and $331,867 and $0 of debt discount for the August 2024 Convertible Note as of December 31, 2024 and 2023, respectively.

Floor Plan Payable

On May 15, 2024, the Company entered into a loan agreement for up to $1.5 million (“Floor Plan Financing”) with an institutional lender. The Floor Plan Financing represents financing arrangements to facilitate the Company’s purchase of used and trade in vehicles. All Floor Plan Financing are collateralized by the inventory purchased. These payables become due when the Company sells the vehicle. The interest rate is prime rate plus 3%. Interest on outstanding floor plan payable balances are due and payable on the 15th of each month. The outstanding balances on Floor Plan Financings as of December 31, 2024, was $1,212,000. Floor Plan Financing interest expense for the year ended December 31, 2024, 2024 was $68,057. There was no interest expense for the year ended December 31, 2023.

The table below presents the disaggregation of interest expense for the years ended December 31, 2024 and 2023:

	Year ended December 31, 2024	Year ended December 31, 2023
Contractual interest expense	$3,459,439	$561,095
Debt discount amortization	753,904	49,433
Debt issuance cost amortization	1,042,141	42,901
Finance costs and other	14,920	-
Total	$5,270,404	$653,429

NOTE 13. WARRANT LIABILITIES

As part of the Senior Secured Convertible Note, entered on December 12, 2023, the Company issued warrants to Defender SPV, LLC where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Common Share Warrants”). Simultaneously on December 12, 2023, with the issuance of the Series A Convertible Preferred Stock, Company issued warrants (the “Preferred Shares Warrants”) where each warrant allows the holder to purchase one share of the Company’s Series A Preferred Stock at $17.58 per share. As of December 31, 2024 and 2023, there were 1,271,198 Common Share Warrants and 15,819 Preferred Share Warrants outstanding and 1,091,525 Common Share Warrants and 15,819 Preferred Share Warrants outstanding, respectively.

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

Once the Common Share Warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	upon written notice of redemption given after the warrants become exercisable to each warrant holder; and

●	At any time on or after the initial date on which either (i) the shares of Common Stock of the Company are registered after the 1934 Act or (ii) any publicly traded common equity (or equivalent security) of any Successor Entity (or Parent Entity, as applicable) are issued in exchange for the Common Stock in the applicable Business Combination or other similar transaction (such applicable entity, the “Successor Public Company”), in either case, whether as a result of a public offering, Business Combination, recapitalization reorganization or otherwise (the “Public Company Date”) but not after 11;59 p.m., New York time, on the Expiration Date.

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

The Common Share Warrants and the Preferred Share Warrants are recognized as derivative liabilities in accordance with ASC 805. Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the issuance date with the offsetting entry to debt discount. The carrying value of the instruments will be adjusted to fair value through other income (expense) on the consolidated statement of operations at each reporting period until they are exercised. As of December 31, 2024 and 2023, the fair value of the Common Share Warrants and the Preferred Share Warrants liabilities are presented within warrant liabilities on the consolidated balance sheet.

NOTE 14. FAIR VALUE MEASUREMENTS

The Company accounts for certain assets and liabilities at fair value and classifies these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Assets and liabilities subject to fair value measurements are as follows:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities – Common Share Warrants	$-	$-	$486,495	$486,495
Warrant liabilities – Preferred Share Warrants	-	-	64	64
Derivative Liability	-	-	313,191	313,191
Total liabilities	$-	$-	$799,749	$799,749

	As of December 31, 2023, As Restated
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities – Common Share Warrants	$-	$-	$26,283	$26,283
Warrant liabilities – Preferred Share Warrants	-	-	-	-
Derivative Liability	-	-	2,724	2,724
Total liabilities	$-	$-	$29,007	$29,007

The Common Share Warrants and the Preferred Share Warrants were valued using a Black-Scholes option pricing model utilizing assumptions related to the contractual terms of the instruments, estimated volatility of the price of the Common Stock and current interest rates.

The following table provides quantitative information regarding Level 3 fair value measurements for Common Share Warrants and Preferred Share Warrants as of December 31, 2024.

	Preferred Share Warrant December 31, 2024	Common Share Warrant December 31, 2024
Exercise price	$17.58	$11.50
Share price	$0.96	$0.96
Volatility	106,26%	106.26%
Expected life	1.00	4.95
Risk-free rate	4.16%	4.38%
Dividend yield	-	-

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

	Common Share Warrants	Preferred Share Warrants	Warrant Liability
Fair value as of December 31, 2022	$-	$-	$-
Initial measurement, December 31, 2023	26,283	-	26,283
Fair value as of December 31, 2023, as restated	26,283	-	26,283
Initial measurement, August 9, 2024	26,551	-	26,551
Change in fair value	433,661	64	433,725
Fair value as of December 31, 2024	$486,495	$64	$486,559

The conversion upon the event of default derivative liability of the Convertible Promissory Note was valued using a Black Scholes option pricing model terms related to the terms of the Convertible Promissory Note (see Note 12), estimated volatility of the price of the Common Stock and current interest rates.

The following table provides quantitative information regarding Level 3 fair value measurements for the conversion upon the event of default derivative liability as of December 31, 2024.

	December 2023 Note December 31, 2024	August 2024 Note December 31, 2024
Exercise price	$10.00	$10.00
Share price	$0.96	$0.96
Volatility	106.26%	106.26%
Expected life	1.95	4.95
Risk-free rate	4.16%	4.38%
Dividend yield	-	-

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

Derivative liability
Fair value as of December 31, 2022	$-
Initial measurement, December 31, 2023	2,724
Fair value as of December 31, 2023, as restated	2,724
Initial measurement, August 9, 2024	105,980
Change in fair value	204,487
Fair value as of December 31, 2024	$313,191

There was no derivative liability as of December 31, 2022.

NOTE 15. INCOME TAXES

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

The components of the provision (benefit) for income taxes were as follows (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
	As Restated
Deferred:
Federal	$656,193	$(656,193)
State and local	181,862	(181,862)
Foreign	-	(127,915)
Total deferred provision (benefit)	838,055	(965,970)
Change in valuation allowance	-	127,915
Total provision (benefit) for income taxes	$838,055	$(838,055)

The effective tax rate differs from the statutory tax rates as follows (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Tax at statutory federal rate	21.00%	21.00%
Change in fair value of warrant liabilities	(0.99)%	-%
Change in fair value of conversion option	(0.47)%	-%
Other permanent items	(1.19)%	-%
State income tax	3.66%	5.39%
Change in tax status	-%	9.11%
Foreign tax rate differential	0.13%	0.77%
Valuation allowance	(31.25)%	(4.80)%
Other	-%	(0.04)%
Provision (benefit) for income taxes	(9.11)%	31.43%

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.

The components of the deferred income tax assets and liabilities were as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating losses and tax credit carry-forward	$2,466,781	$708,879
Lease liabilities	944,389	1,024,083
Organizational start-up costs	341,540	176,689
Allowance for doubtful accounts	1,997	-
Bonus accrual	-	38,017
Inventory reserve	3,246
Warranty reserve	110,424	22,666
Charitable contribution	307	-
OID on convertible notes	123,254	6,414
Intangibles	1,318	-
Gross deferred tax asset	$3,993,256	$1,976,848
Less valuation allowance	(3,005,895)	(127,915)
Net deferred tax asset	$987,361	$1,848,933
Deferred tax liabilities:
Depreciation expense	$115,514	$57,417
Right of use assets	862,758	953,461
Goodwill	9,089	-
Total deferred tax liability	$987,361	$1,010,878
Net deferred tax asset (liability)	$-	$838,055

As of December 31, 2024 and 2023, the Company had federal net operating losses of approximately $8.9 million and $2.3 million, respectively, and state net operating loss carryforwards of approximately $8.9 million and $2.3 million, respectively. As of December 31, 2024 and 2023, the Company had foreign net operating loss carryforwards of approximately $0 and $0.5 million, respectively. The federal, state and foreign net operating loss carryforwards generated in the tax years 2024 and 2023 will never expire. Certain Net Operating Losses in these jurisdictions are not subject to expiration. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, the Company has recorded a valuation allowance against all its Federal, state and foreign deferred tax assets at December 31, 202, because management has determined it is more likely than not that the Company will be unable to recognize the benefits of its net deferred tax assets. At December 31, 2023, the Company only recorded a valuation allowance against its foreign deferred tax assets because management has determined that it is more likely than not that the Company will recognize the benefits of its federal and state deferred tax assets, but not for its foreign deferred tax assets, primarily due to its lack of revenue generating operations since inception.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued total penalties and interest of $0 during the years ended December 31, 2024 and 2023 and in total, as of December 31, 2024 and 2023 has recognized penalties and interest of $0.

As of December 31, 2024 and 2023, the Company has not recorded an amount of gross unrecognized tax benefits for uncertain tax positions for the current or prior year planned tax filing positions. No unrecognized tax benefits are applicable for prior periods.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2024, the open tax years are December 31, 2023, 2022, and 2021.

The Company has no open tax audits with any taxing authority as of December 31, 2024.

The Company actively monitors domestic and global tax law changes to account for the effects in the period the legislation is enacted, as applicable.

NOTE 16. REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2023 there were 25,000 shares of preferred stock issued and outstanding. On August 30, 2024, the holders of 18,500 shares of preferred stock converted such shares for 1,850,000 shares of common stock and as of December 31, 2024, there were 6,500 shares of preferred stock issued and outstanding. In January 2025, the conversion of such preferred shares was reversed by the Company’s transfer agent and the holder was issued 18,500 shares of preferred stock (See Note 18). The 6,500 shares represent Series A Convertible Preferred Stock (discussed below). The Series A Convertible Preferred Stock shall rank senior to all shares of Common Stock, and to all other classes or series of capital stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

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

NOTE 17. STOCKHOLDERS’ DEFICIT

Common stock — The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2024 and 2023, there were 36,199,662 shares outstanding including the 1,850,000 shares of common stock that were converted from 18,500 shares of preferred stock in August 2024. In January 2025, the conversion of such preferred shares was reversed by the Company’s transfer agent (See Note 18). As of December 31, 2023, there were 31,874,662 shares of common stock issued and outstanding. Each share of Common Stock has one vote and has similar rights and obligations.

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

Warrants — As part of EFHAC’s initial public offering (“IPO”), EFHAC issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, EFHAC completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. At December 31, 2024 and 2023, there are 11,500,000 Public Warrants and 257,500 Private warrants outstanding.

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

As of December 31, 2024, no awards were granted under the Equity Incentive Plan. Each of its four non-employee directors were expected to receive a one-time grant of stock options to purchase up to 15,000 shares of Common Stock, exercisable at a purchase price which shall be equal to 110% of the price per share of the Common Stock at the Closing Date. In addition, in the first quarter of 2024 the Company entered into a consulting agreement whereby it issued 100,000 fully paid up non-forfeitable shares of restricted common stock. The shares were issued in the three months ended June 30, 2024 All shares of Company restricted common stock will be subject to a 12-month lock-up period from the time of issuance.

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

For the year ended December 31, 2024, the Company recognized $59,149 for the 100,000 share issuance of fully paid up and non-forfeitable shares at a weighted average grant date fair value of $0.59, and $22,810 for the incentive shares with market conditions, based on a weighted average grant date fair value of $0.31 per share for the 50,000 shares in Tranche 1 and $0.15 per share for the 50,000 shares in Tranche 2. The fair value of the shares issued was determined utilizing level 2 inputs including the Company’s stock price and incorporating a discount for lack of marketability due to the lock-up period. The fair value of the incentive shares with market conditions was determined by utilizing a Monte Carlo simulation model with Level 2 inputs. The key inputs are presented in the table below:

	Valuation as of February 13, 2024
	Initial shares	Tranche 1	Tranche 2
Stock price	$0.8	$0.8	$0.8
Volatility	97.1%	97.1%	97.1%
Remaining term	0.75	1.00	1.00
Risk-free rate	5.03%	4.87%	4.87%

On June 11, 2024, the Company entered into a marketing service agreement (the “Marketing Service Agreement”) with an advisory firm. In connection with the Marketing Service Agreement, the Company agreed to pay the advisory firm $100,000 worth of shares of the Company’s common stock. The advisory services commenced on June 12, 2024 (the “Effective Date”). The number of shares issued was based on the closing price of the Company’s common stock on the Effective Date. For the year ended December 31, 2024, the Company has recorded $100,000 of equity compensation expense included in general and administrative expenses in the accompanying statements of operations.

NOTE 18. RELATED PARTY TRANSACTIONS

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

Certain Transactions of ECD

Beginning on January 5, 2021, ECD entered into a verbal agreement with Overland Auto Transport Inc d/b/a Luxury Automotive Transport (“TransportCo”), a company which is 100% owned by Ashley Humble, Thomas Humble’s father, and has ECD as its only customer. Thomas Humble, an officer and director of ECD, and Elliot Humble, and officer of ECD, are both directors of TransportCo, however they receive no compensation for their services to TransportCo. TransportCo assists ECD with the intermediation of transportation services for ECD’s products, by locating providers of and booking the required services. TransportCo offers ECD competitive pricing for its services. The total payments to TransportCo under this agreement were $103,308 and $196,425 in 2024 and 2023, respectively. On September 27, 2023, we entered into a written agreement with TransportCo (the “TransportCo Agreement”) covering the services TransportCo provides to ECD and the compensation paid for such services.

The following table shows the Company’s expenses incurred with related parties and the relationship:

		Year Ended December 31
	Relationship	2024	2023
Luxury Automotive Transport, Inc.	Company owned by stockholder’s relative	$103,308	$196,425
British Food Stop	Company owned by stockholders’ relative	50,096	16,336
Total expenses, net		$153,404	$212,761

NOTE 19. COMMITMENTS AND CONTINGENCIES

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

From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2024 and 2023, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.

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

NOTE 20. SEGMENT

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer who reviews the assets, liabilities, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets and liabilites is reported on the balance sheet as total assets and total liabilities. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss, total assets and total liabilities, which include the following:

	December 31,	December 31,
	2024	2023,
		As Restated
Inventory	$11,181806	$9,607,766
Deferred revenue	$11,802,825	$16,190,861

	Year Ended December 31,
	2024	2023,
		As Restated
Revenue, net	$25,165,733	$19,492,606
Less: Cost of goods sold	19,277,786	14,969,683
Gross Profit	5,887,947	4,522,923

NOTE 21. SUBSEQUENT EVENTS

Subsequent events have been evaluated through April 15, 2025, which represents the date the financial statements were available to be issued, and no events, other than disclosed below have occurred through that date that would impact the financial statements.

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

Loan Agreement

On April 4, 2025, the Company entered into a new business loan and security agreement with an effective date of April 4, 2025 (the “New Loan Agreement”) by and among an investor (the “New Lender”), a collateral agent (the “Collateral Agent”), the Company and its subsidiary, Humble Imports Inc., pursuant to which the Company received a term loan from the New Lender in the principal amount of $1,824,300 (the “New Loan”). The New Loan shall be repaid through sixty-nine (69) equal weekly payments of principal and interest in the aggregate amount of $35,693 per week commencing on April 15, 2025 and ending August 4, 2026 (the “Term”). During the Term, the New Loan shall accrue interest in the aggregate amount of $638,505. The New Loan included an administrative expense fee of $40,000 and a lender’s legal fee of $35,000, which sum was netted out of the New Loan. The New Loan is secured by all properties, rights and assets of the Company and Collateral Agent is designated as the collateral agent under the New Loan Agreement.

The net proceeds of the New Loan were used to pay off the Agile Loan in the discounted amount of $1,749,300, including principal and interest. Accordingly, the Agile Loan is paid off and satisfied.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2025
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

SIGNATURE	TITLE	DATE

/s/ Scott Wallace	Chief Executive Officer and Director	April 15, 2025
Scott Wallace	(principal executive officer)

/s/ Benjamin Piggott	Chief Financial Officer	April 15, 2025
Benjamin Piggott	(principal financial and accounting officer)

/s/ Emily Humble	Chief Product Officer and Director	April 15, 2025
Emily Humble

/s/ Patrick Lavelle	Director	April 15, 2025
Patrick Lavelle

/s/ Robert Machinist	Director	April 15, 2025
Robert Machinist

/s/ Thomas Wood	Director	April 15, 2025
Thomas Wood