Form 10-Q
period 2025-03-31
ECD Automotive Design, Inc.
filed 2025-05-21
CIK 1922858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 19, 2025, the registrant had 35,385,662 shares of common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ECD AUTOMOTIVE DESIGN, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$677,473	$1,476,850
Accounts receivable, net	157,194	45,022
Inventories	10,439,696	11,181,806
Prepaid and other current assets	458,098	239,864
Total current assets	11,732,461	12,943,542

Goodwill	1,291,098	1,291,098
Property and equipment, net	460,764	483,878
Intangible asset, net	9,750	12,000
Right-of-use assets	3,312,207	3,404,983
Deposit	60,200	60,200
TOTAL ASSETS	$16,866,480	$18,195,701

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,220,510	$2,494,664
Accrued expenses	961,500	1,686,598
Deferred revenue	10,488,363	11,802,825
Lease liability, current	356,942	353,612
Floor plan payable	660,000	1,212,000
Other payable	1,202,481	1,364,222
Note payable	1,363,806	-
Total current liabilities	17,253,602	18,913,921

Lease liability, non-current	3,284,728	3,373,571
Convertible notes, net of debt discount	17,238,921	14,085,932
Warrant liabilities, at fair value	43,333	486,559
Conversion option, at fair value	89,729	313,191
Total liabilities	37,910,313	37,173,174

Commitments and contingencies (Note 14)	-	-

Redeemable preferred stock, $0.0001 par value, 20,000,000 authorized shares; 25,000 and 6,500 shares issued and outstanding as of March 31, 2025 and December 31, 2023, respectively	3	1

Stockholders’ deficit:
Common stock, $0.0001 par value, 1,000,000,000 authorized shares; 35,385,662 shares and 36,499,662 shares issued and outstanding as of March 31, 2025 and December 31, 2023, respectively	3,539	3,650
Additional paid-in capital	3,264,321	2,576,498
Other comprehensive income	(10,453)	(6,696)
Accumulated deficit	(24,301,243)	(21,550,926)
Total Stockholders’ Deficit	(21,043,836)	(18,977,474)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$16,866,480	$18,195,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
Revenue	$6,421,371	$6,989,746
Cost of goods sold (exclusive of depreciation expense shown below)	4,656,799	5,464,113
Gross profit	1,764,572	1,525,633

Operating expenses
Advertising and marketing expenses	290,879	343,409
General and administrative expenses	3,393,542	2,143,550
Provision for credit losses	9,295	-
Depreciation and amortization expenses	25,364	42,752
Total operating expenses	3,719,080	2,529,711

Loss from operations	(1,954,508)	(1,004,078)

Other income (expense)
Interest expense	(1,856,979)	(1,136,300)
Change in fair value of warrant liabilities	476,583	(165,361)
Change in fair value of conversion option liabilities	272,479	(60,665)
Foreign exchange loss	6,509	(4,704)
Resale commissions income	44,920	-
Other income (expense), net	(139,321)	43,526
Total other (expense) income, net	(1,195,809)	(1,323,504)

Loss before income taxes	(3,150,317)	(2,327,582)
Income tax benefit (expense)	400,000	(532,280)
Net loss	$(2,750,317)	$(2,859,862)

Net income (loss) per common share, basic and diluted	$(0.08)	$(0.09)
Weighted average number of common shares outstanding, basic and diluted	35,341,529	31,896,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE ENDED MARCH 31, 2025 AND 2024

	Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance – December 31, 2024	6,500	$1	36,499,662	$3,650	$2,576,498	$(21,550,926)	$(6,696)	$(18,977,474)
Reversal of conversion of redeemable preferred shares	18,500	2	(1,850,000)	(185)	183	-	-	(2)
Share-based compensation	-	-	-	-	475,550	-	-	475,550
Issuance of common shares	-	-	736,000	74	212,090	-	-	212,164
Foreign currency translation gain	-	-	-	-	-	-	(3,757)	(3,757)
Net loss	-	-	-	-	-	(2,750,317)	-	(2,750,317)
Balance – March 31, 2025	25,000	$3	35,385,662	$3,539	$3,264,321	$(24,301,243)	$(10,453)	$(21,043,836)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	25,000	$3	31,874,662	$3,187	$-	$(10,779,475)	$(10,776,288)
Issuance of common shares	-	-	25,000	3	249,997	-	250,000
Net loss	-	-	-	-	-	(2,859,862)	(2,859,862)
Balance – March 31, 2024	25,000	$3	31,899,662	$3,190	$249,997	$(13,639,337)	$(13,386,150)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(2,750,317)	$(2,859,862)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization expense	25,364	42,752
Change in fair value of warrant liabilities	(476,583)	165,361
Change in fair value of conversion option liabilities	(272,479)	60,666
Noncash lease expense	92,776	87,735
Income tax (benefit) expense	(400,000)	532,280
Amortization of debt discount	802,748	434,308
Share-based compensation	712,714	117,500
Provision for credit losses	9,295	-
Paid in kind interest	994,856
Changes in operating assets and liabilities:
Accounts receivable	(121,467)	(71,921)
Inventories	742,110	(64,712)
Prepaid and other current assets	(218,234)	(312,651)
Accounts payable	(274,154)	40,929
Accrued expenses	(725,098)	808,647
Deferred revenue	(1,314,462)	(1,582,323)
Other payable	213,259	122,012
Lease liability	(85,513)	(75,692)
Net cash used in operating activities	(3,045,185)	(2,554,971)

Cash flows from investing activities:
Purchase of assets	-	(18,920)
Net cash used in investing activities	-	(18,920)

Cash flows from financing activities:
Repayment of floor plan payable	(870,400)	-
Proceeds from floor plan payable	318,400	-
Proceeds from convertible note	1,724,100	-
Proceeds from note payable	1,575,000	-
Debt issuance costs	(347,055)	-
Repayment of note payable	(150,480)	-
Net cash provided by financing activities	2,249,565	-

Effect of translation changes on cash	(3,757)	-

Net (decrease) increase in cash and cash equivalents	(799,377)	(2,573,891)
Cash and cash equivalents, beginning of year	1,476,850	8,134,211
Cash and cash equivalents, end of year	$677,473	$5,560,320

Supplemental cash flow disclosure:
Cash paid for interest	$176,277	$112,737

Supplemental disclosure of noncash cash flow information
Initial classification of warrant liabilities	$33,357	$-
Initial classification of conversion option liability	$49,017	$-
Issuance of common stock	$50	$-
Reversal of conversion of redeemable preferred stock into common stock	$(185)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

ECD Automotive Design, Inc (the “Company,” “ECD,” “we,” “us,” or “our), formerly known as EF Hutton Acquisition Corporation I (“EFHAC”) (the Company) is engaged in the production and sale of Land Rover vehicles, Jaguar E-Types, Classic Ford Mustang, and Toyota FJ40. Since the Company’s commencement of operations in 2013, they have established a facility geared towards producing the most customized Land Rovers with the highest quality of parts and the highest quality labor force building each vehicle. The Company primarily earns revenue from the sale of the customized vehicle directly to the customer. Additionally, revenue is generated from providing repair or upgrade services to customers and from the sale of extended warranties.

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

The business combination was accounted for as a reverse recapitalization. Under this method of accounting, although EFHAC acquired the outstanding equity interest in ECD in the business combination, EFHAC is treated as the “acquired company” and ECD was treated as the accounting acquirer for financial statement purposes. Accordingly, the Business Combination was treated as the equivalent of ECD issuing stock for the net assets of EFHAC, accompanied by a recapitalization. The net assets of EFHAC are stated at historical cost, with no goodwill or other intangible assets recorded.

Furthermore, the historical financial statements of ECD became the historical financial statements of the Company upon the consummation of the merger. As a result, the financial statements included in this Quarterly Report reflect (i) the historical operating results of ECD prior to the merger; (ii) the combined results of EFHAC and ECD following the close of the merger; (iii) the assets and liabilities of ECD at their historical cost and (iv) ECD’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the merger. See Note 4 - Reverse Capitalization for further details of the merger.

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

In April 2024, the Company acquired certain assets of BNMC Continuation Cars LLC (“BNMC”). See Note 4 for further information.

NOTE 2. LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, the Company had cash and cash equivalents of approximately $0.7 million and a working capital deficit of approximately $5.5 million.

The Company’s primary source of operating funds since inception has been from cash receipts from sales and proceeds from loans payable. Immediately prior to the closing of the Business Combination on December 12, 2023, the Company executed and delivered to the Lender, as defined in Note 11, a senior secured convertible note (the “December Note”), in exchange for a loan in the principal amount of $15,819,209. The December Note shall accrue interest at an annual rate equal to the Prime Interest rate plus 5% per annum which is payable monthly in cash or, upon the Company’s option, in securities of the Company provided certain conditions are met at the increased interest rate of the Prime Interest rate plus 8% per annum. The Company is required to pay a late charge of 12% per annum (“Late Charges”) on any amount of principal or other amounts that are not paid when due. The December Note is convertible into shares of Company Common Stock at the option of the Lender at a conversion price of $10.00 per share, subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the Company Common Stock issuable upon conversion of the December Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $6.00. The note has a three-year term. On August 9, 2024, the Company executed an additional senior secured convertible note (the “August Note”), in exchange for a loan in the principal amount of $1,154,681. The August Note has the same terms of the December Note. On January 8, 2025, the Company executed an additional senior secured convertible note (the “January Note”) in exchange for a loan in the principal amount of $1,724,100. The January Note has the same terms as the December Note and the August Note. On February 20, 2025, the Company entered into a Business Loan and Security Agreement with Agile Lending, LLC (the “Lending Lender”) pursuant to which the Company received a term loan from the Lending Lender in the principal amount of $1,575,000 (the “Agile Loan”). During the term the Agile Loan shall accrue interest of $661,500.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ECD and ECD Auto Design UK Ltd. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”), expressed in U.S. dollars. In the opinion of management, all adjustments necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. All such adjustments consisted of all normal recurring items, including the elimination of all intercompany transactions and balances. References to GAAP issued by the FASB in these accompanying notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance U.S. GAAP” have been condensed or omitted pursuant to such rules and regulations. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the 2024 Form 10-K, filed with the SEC on April 15, 2025.

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include assumptions used in revenue recognition, useful life of assets, and allowance for credit losses.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000. As of March 31, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

No one customer exceeded 10% of revenue for the three months ended March 31, 2025 and 2024.

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warranty and Other Revenue

The Company also generates revenue through the sale of extended warranties to customers. The customers agree to the terms and conditions at the time of purchase, which represents the customer arrangements. The period covered by the extended warranty is usually two years. The Company has elected to apply the optional exemption provided in ASC 606 Revenue from Contracts with Customers (“ASC 606”) and, therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

The Company generates revenue through providing repair services to customers. The Company agrees with the customer on consideration for the service to be provided. There is a single performance obligation, which is the Company’s promise to perform the retrofit or to execute the agreed upon repair work on the vehicle. The entire transaction price is allocated to this single performance obligation. Service revenue is recognized when the repair work is completed, and the customer receives the vehicle.

Product Limited Warranty

Consistent with industry practice, the Company generally offers customers a limited warranty for work performed on the vehicle under the build/sales contract. The customers do not have a contractual right of return. The Company only offers a limited warranty for the work performed on the vehicle under the contract. If a customer disputes any work performed, the Company will attempt to remedy the work, however, it shall not be required to discount the transaction price. The Company considered this an assurance-type warranty and not a separate performance obligation.

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

Applying the practical expedient in ASC 606, the Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised products to the customer will be one year or less, which is the case with substantially all customers.

Applying the practical expedient in ASC 606, the Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. The Company records the related costs as part of the cost of goods good.

Disaggregation of Revenue

The following table summarizes the Company’s net revenues disaggregated by product category:

	Three Months Ended March 31,
	2025	2024
Builds	6,407,899	6,899,354
Warranty and other	13,472	90,392
Total revenues, net	$6,421,371	$6,989,746

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Customer Deposits, Deferred revenue and remaining performance obligation:

	March 31, 2025	December 31, 2024
Beginning balance, January 1	$11,802,825	$16,190,861
Additional deposits received	3,653,097	19,476,465
Revenue Recognized during the year at a point-in-time	(4,967,559)	(23,864,501)
Ending balance	$10,488,363	$11,802,825

As of March 31, 2025 and December 31, 2024, the Company had customer deposits in the amount of $7,721,542 and $8,130,324, respectively and deferred revenue of $2,766,821 and $3,672,501, respectively. The customer deposits and deferred revenue are typically recognized in revenue at a point in time within the next twelve months as the custom build vehicles are delivered and title has been transferred to customers.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The Company had trade accounts receivable of $168,895 as of March 31, 2025 and a recorded allowance for credit losses of $11,701, resulting in a net trade accounts receivable balance of $157,194. The Company had trade accounts receivable of $47,428 as of December 31, 2024 and a recorded allowance for credit losses of $2,406, resulting in a net trade accounts receivable balance of $45,022.

As of March 31, 2025, amounts due from 2 customer exceeded 10% of accounts receivable individually and totaled approximately 99% of accounts receivable in the aggregate. As of December 31, 2024, amounts due from one customer exceeded 10% of accounts receivable individually and totaled approximately 84% of accounts receivable in the aggregate.

Inventories

Work in progress, work in progress – shipping and consumables, and work in progress – labor costs reported in inventories are carried at the lower of cost or net realizable value. Cost is determined on the basis of the direct and indirect costs that are directly attributable. The measurement of inventories is generally based on the weighted average method. Finished goods inventory is comprised of vehicles for which the build is completed but title has not been legally transferred, or in some cases, the vehicle has not been delivered. The measurement of finished goods inventories is the total cost of the materials, shipping and consumables, and labor attributed to the build of each specific completed vehicle. Overhead costs are allocated to inventory based on the rate of inventory turned for the period. As of March 31, 2025 and December 31, 2024, inventory was $10,439,696 and $11,181,806, respectively.

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for the three months ended March 31, 2025 and 2024.

Advertising and Marketing

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $290,879 and $343,409 as advertising and marketing costs for the three months ended March 31, 2025 and 2024, respectively.

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

The Company records deferred tax assets to the extent management believes that it is more likely than not that these assets will be realized in the future. Future realization of deferred income tax assets (meaning, items that may provide tax deductions in future periods) requires evidence that there will be sufficient taxable income in those future periods, or within any carryback periods available under tax law. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The majority of the Company’s deferred tax assets are comprised of income tax carryforwards, including federal and state net operating loss carryforwards (“NOLs”) and non-deductible interest expense carryforwards. Some of these carryforwards are subject to annual usage limitations and expiration, while other state NOLs and a portion of federal NOLs do not expire.

While the Company remains in a financial reporting loss position based on a cumulative pre-tax loss for the three-month period ended March 31, 2025, the determination of the valuation allowance is based on its evaluation of the periods over which future taxable items are expected to be utilized to offset tax loss and deduction carryforward items in those future periods. That is, future forecasts of our taxable income are not considered in the evaluation of realizability of its deferred tax assets. Therefore, changes in its deferred tax asset valuation allowances will primarily be affected by changes in the estimates of the time periods over which those future taxable items will occur.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of March 31, 2025 and December 31, 2024. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the consolidated financial statements. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The open tax years for the tax returns generally include 2021 through 2024 for state and federal reporting purposes.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Share

The Company accounts for net loss per share in accordance with Accounting Standards Codification subtopic 260, Earnings Per Share (“ASC 260-”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. For the three months ended March 31, 2025 and 2024, all potentially dilutive securities were not included in the calculation of diluted net income (loss) per share as their effect would be anti-dilutive.

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

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of cash, accounts receivable, accounts payable and accrued expenses, and other payables approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of lease liability also approximates fair value since the recognition of the instrument reflects a market rate of interest. None of these instruments are held for trading purposes.

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815 (“ASC 815”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its Common Stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

Convertible Note Payable

When the Company issues convertible debt, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine (1) whether the instrument should be classified as a liability under ASC 480, and (2) whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of a “derivative” in ASC 815. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized currently in the consolidated statements of operations. See Note 11 “Debt” for further information.

Stock-based compensation

The Company accounts for its stock-based compensation awards in accordance with Accounting Standards Codification topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and non-employees including grants of stock options, to be recognized as expense in the statements of operations based on their grant date fair values.

The Company periodically issues common stock and common stock options to employees and consultants for various services.

Redeemable Preferred Stock

Accounting for convertible or redeemable equity instruments in the Company’s own equity requires an evaluation of the hybrid security to determine if liability classification is required under ASC 480. Liability classification is required for freestanding financial instruments that are not debt in legal form and are: (1) subject to an unconditional obligation requiring the issuer to redeem the instrument by transferring assets (i.e. mandatorily redeemable), (2) instruments other than equity shares that embody an obligation of the issuer to repurchase its equity shares, or (3) certain types of instruments that obligate the issuer to issue a variable number of equity shares. Securities that do not meet the scoping criteria to be classified as a liability under ASC 480 are subject to redeemable equity guidance, which prescribes securities that may be subject to redemption upon an event not solely within the control of the issuer to be classified outside permanent equity (i.e., classified in temporary equity). Securities classified in temporary equity are initially measured at the proceeds received, net of issuance costs and excluding the fair value of bifurcated embedded derivatives (if any). Subsequent measurement of the carrying value is not required unless the instrument is probable of becoming redeemable or is currently redeemable. When the instruments are currently redeemable or probable of becoming redeemable, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

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

NOTE 4. BNMC CONTINUATION CARS LLC BUSINESS COMBINATION

On April 3, 2024, the Company entered into an Asset Purchase Agreement (the “Original Asset Purchase Agreement”) with BNMC Continuation Cars LLC, an Oklahoma limited liability company and David W. Miller II (collectively “Sellers”), that was subsequently amended on April 24, 2024 Amended and Restated Asset Purchase Agreement (the “A&R Asset Purchase Agreement”).The Company agreed to purchase certain assets relating to vehicle builds, including the trademark “Brand New Muscle Car” (the “Purchased Assets”) from Sellers in exchange for up to $1.25 million. The price for the Purchased Assets under the A&R Asset Purchase Agreement is to be equal to $950,000 plus an additional $300,000, in increments of $100,000, for up to 3 additional new vehicle builds the Sellers refer to the Company that are accepted by the Company on or before June 24, 2024 (the “A&R Purchase Price”). The A&R Purchase Price is to be paid to Seller by the issuance of such number of shares of Common Stock equal to (a) the A&R Purchase Price divided by (b) the closing price of the Common Stock on the five-month anniversary of the closing date (the “Consideration Shares”). The A&R Purchase Price is to be paid by the Company to the Sellers by the issuance of the Consideration Shares within three (3) business days of the five-month anniversary of the closing date. The closing of the transactions contemplated by A&R Asset Purchase Agreement are subject to customary representations, warranties, covenants and closing conditions.

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The assets acquired under the A&R Asset Purchase agreement were accounted for as a business combination under FASB ASC Topic 805 Business Combinations. The Company utilized acquisition method under ASC 805-10-05-4 to account for the business combination. The purchase price was allocated as follows:

Consideration shares (1)	$1,250,000
Transaction costs	87,062
Total purchase consideration	1,337,062
Less: Cash deposits	(137,116)
Inventory	(27,964)
Deferred revenue	137,116
Total purchase consideration to be allocated	1,309,098
Less: fair value of intangible asset	18,000
Goodwill	$1,291,098

(1)	Includes $950,000 of consideration shares and an additional $300,000 of consideration that was 100% probable at the time of close.

NOTE 5. INVENTORIES

Inventories consisted of the following:

	March 31, 2025	December 31, 2024
Inventory – work in progress	$4,173,898	$4,480,440
Inventory – work in progress shipping and consumables	735,636	640,675
Inventory – work in progress labor	796,800	699,087
Resale inventory	1,046,995	931,990
Finished goods	3,139,558	3,832,907
Overhead costs allocated to inventory	546,809	596,707
	$10,439,696	$11,181,806

NOTE 6. PREPAIDS AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	March 31,	December 31,
	2025	2024
Prepaid expenses	$56,113	$213,914
Prepaid insurance	328,988	3,970
VAT receivable	45,581	21,980
Interest receivable	27,166	-
Other receivable	250	-
	$458,098	$239,864

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2025	2024
Computer equipment	$12,740	$12,740
Office furniture	38,994	36,163
Manufacturing equipment	657,143	659,974
Vehicles	61,360	61,360
Building improvements	3,092	3,092
	773,329	773,329
Less: accumulated depreciation	(312,565)	(289,451)
	$460,764	$483,878

Depreciation expense related to the Company’s property and equipment was $23,114 for the three months ended March 31, 2025 and $42,752 for the three months ended March 31, 2024, respectively, which were included in the accompanying consolidated statements of operations.

NOTE 8. LEASES

On August 11, 2021, the Company entered into a lease agreement, whereby the Company agreed to lease office space in Kissimmee, Florida expiring November 30, 2033. The lease commencement date was not identified until July 15, 2022 when the Company entered into the First Amendment to the original lease agreement, pursuant to which the commencement date would be July 1, 2022. The Company will owe monthly rental payments ranging from $6,512 to $50,039 over the term of the lease. The Company initially recorded right-to-use asset and lease liability of $3,889,565 using the Company’s incremental borrowing rate of 6.3% at December 31, 2022.

The Company also has a five-year lease in the UK for office space expiring December 16, 2026. The Company will owe monthly rental payments ranging from $3,092 to $3,401 over the term of the lease. The Company initially recorded right-to-use asset and lease liability of $161,057 using the Company’s incremental borrowing rate of 6.3% at December 31, 2022.

On March 23, 2023, the Company entered into a lease agreement, whereby the Company agreed to lease warehouse space in Kissimmee, Florida expiring March 31, 2026. The Company will owe monthly rental payments ranging from $5,844 to $6,171 over the term of the lease. The Company recorded right-to-use asset and lease liability of $196,796 using the Company’s incremental borrowing rate of 6.3% at December 31, 2022.

Pursuant to the agreement with One Drivers Club, the Company is currently paying $5,000 a month in short-term lease costs on a month-to-month basis until there is substantial completion of the Build-Out (See Note 14).

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended March 31,
	2025	2024
Lease expenses
Operating lease expenses	$150,278	$150,278
Short-term lease costs	15,000	-
Variable and other lease costs	2,325	8,828
Total lease cost	$167,603	$159,106
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$143,085	$138,235
Weighted-average remaining lease term (in years):
Operating leases	8.39	9.23
Weighted-average discount rate:
Operating leases	6.3%	6.3%

Maturity analysis under the lease agreement is as follows:

Total
2025	$432,276
2026	535,720
2027	492,318
2028	508,885
2029 and beyond	2,765,365
4,734,564
Less: present value discount	(1,092,894)
Lease liability	$3,641,670

NOTE 9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Accrued interest	$1,676	$578,456
Consulting and professional fees	396,473	37,789
Franchise tax	50,000	33,176
Warranty reserve	272,187	529,129
Accrued payroll	221,917	417,977
Other	19,247	90,071
	$961,500	$1,686,598

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. OTHER PAYABLE

Other payable consisted of the following:

	March 31, 2025	December 31, 2024
PPG payable (as defined below)	$33,967	$61,676
Income tax payable	715,559	1,115,559
Share issuance liability	150,000	150,000
Sale proceeds due to consignor	256,080	-
Other	46,875	36,987
	$1,202,481	$1,364,222

NOTE 11. DEBT

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

The Company reviewed the conversion upon event of default feature under ASC 815and determined that the conversion upon event of default feature is considered an embedded derivative that should be bifurcated from the host instrument requiring fair value accounting at issuance with all changes in fair value after the issuance date recorded in the statement of operations (See Note 16).

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 8, 2025, the Company entered into a SPA with the Lender pursuant to which the Company issued to the Lender a senior secured convertible note (the “January 2025 Convertible Note”) in exchange for a loan in the principal amount of $1,724,100. The January 2025 Convertible Note has the same terms and conditions as the December 2023 Convertible Note.

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

The December 2023 Convertible Note includes an original issue discount of $2,119,209 and debt issuance costs of $3,088,883. The August 2024 Convertible Note includes an original issue discount of $154,681 and debt issuance costs of $95,000. The January 2025 Convertible Note includes an original issue discount of $154,681 and debt issuance costs of $35,000. For the three months ended March 31, 2025, the Company recorded $271,960 of amortization expense of the debt discount and $434,128 of amortization expense of the debt issuance costs in the consolidated statement of operations. As of March 31, 2025 and December 31, 2024, accrued interest on the December 2023 Convertible Note, the August 2024 Convertible Note and the January 2025 Convertible Note, including the Additional Default Interest, was $0 and $569,419, respectively, as included with accrued expenses on the accompanying condensed consolidated balance sheets. See Note 9.

The table below summarizes the outstanding Convertible Note as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Principal value of Convertible Notes (1)	$20,555,820	$17,836,864
Debt discount, net of amortization(2)	(3,316,899)	(3,750,932)
Convertible Note payable	$17,238,921	$14,085,932

(1)	Includes $17,497,739 and $16,644,699 of principal for the December 2023 Convertible Note as of March 31, 2025 and December 31, 2024, respectively and $1,253,475 and $1,192,165 of principal for the August 2024 Convertible Note as of March 31, 2025 and December 31, 2024, respectively and $1,804,606 and $0 of principal for the January 2025 Convertible Note.
(2)	Includes $2,966,525 and $3,419,065 of debt discount for the December 2023 Convertible Note as of March 31, 2025 and December 31, 2024, respectively and $187,836 and $331,867 of debt discount for the August 2024 Convertible Note as of March 31, 2025 and December 31, 2024, respectively and $162,538 and $0 of debt discount for the January 2025 Convertible Note as of March 31, 2025 and December 31, 2024, respectively.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Floor Plan Payable

On May 15, 2024, the Company entered into a loan agreement for up to $1.5 million (“Floor Plan Financing”) with an institutional lender. The Floor Plan Financing represents financing arrangements to facilitate the Company’s purchase of used and trade in vehicles. All Floor Plan Financing are collateralized by the inventory purchased. These payables become due when the Company sells the vehicle. The interest rate is prime rate plus 3%. Interest on outstanding floor plan payable balances are due and payable on the 15th of each month. The outstanding balances on Floor Plan Financings as of March 31, 2025 and December 31, 2024, was $660,000 and $1,212,000. Floor Plan Financing interest expense for the three months ended March 31, 2025 was $21,195. There was no interest expense for the three months ended March 31, 2024.

The table below presents the disaggregation of interest expense for the three months ended March 31, 2025:

Three months ended March 31, 2025
Contractual interest expense	$1,136,606
Debt discount amortization	448,413
Debt issuance cost amortization	271,960
Total	$1,856,979

Business Loan and Security Agreement

On February 20, 2025, the Company entered into a Business Loan and Security Agreement with Agile Lending, LLC (the “Lending Lender”) pursuant to which the Company received a term loan from the Lending Lender in the principal amount of $1,575,000 (the “Agile Loan”). The Agile Loan shall be repaid through thirty (30) equal weekly payments of principal and interest in the aggregate amount of $74,550 commencing March 3, 2025 and ending September 22, 2025. During the term the Agile Loan shall accrue interest of $661,500. The principal amount of the Agile Loan included an administrative agent fee of $75,000 which was paid to the Collateral Agent out of the Agile Loan. The outstanding balances on Agile Loan as of March 31, 2025 and December 31, 2024, was $1,397,354 and $0. Agile Loan interest expense for the three months ended March 31, 2025 was $120,554. There was no interest expense for the three months ended March 31, 2024.

NOTE 12. WARRANT LIABILITIES

As part of the December 2023 Convertible Note, the Company issued warrants to Defender SPV, LLC where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Common Share Warrants”). Simultaneously on December 12, 2023, with the issuance of the Series A Convertible Preferred Stock, the Company issued warrants (the “Preferred Shares Warrants”) where each warrant allows the holder to purchase one share of the Company’s Series A Preferred Stock at $17.58 per share. As of March 31, 2025, there were 1,569,562 Common Share Warrants and 15,819 Preferred Share Warrants outstanding. As of December 31, 2024, 1,171,198 Common Share Warrants and 15,819 Preferred Share Warrants outstanding.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Common Share warrants expire on the seventh anniversary of the issuance date provided that (x) if the Holder fails to acquire at least $14 million in aggregate principal amount of Senior Secured Convertible Notes at or prior to the Business Combination Closing, or (y) if a Holder Optional Redemption occurs prior to the time of consummation of the Business Combination, the Common Share Warrant would automatically terminate and be null and void. At any time after the tenth (10th) Business Day prior to the Maturity Date, any Holder may require the Company to redeem (a “Maturity Redemption”) all or any number of Preferred Shares held by such Holder at a purchase price equal to 100% of the Conversion Amount of such Preferred Shares.

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

The Common Share Warrants and the Preferred Share Warrants are recognized as derivative liabilities in accordance with ASC 805. Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the issuance date with the offsetting entry to debt discount. The carrying value of the instruments will be adjusted to fair value through other income (expense) on the consolidated statement of operations at each reporting period until they are exercised. As of March 31, 2025 and December 31, 2024, the fair value of the Common Share Warrants and the Preferred Share Warrants liabilities are presented within warrant liabilities on the consolidated balance sheet.

NOTE 13. REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2024 there were 6,500 shares of preferred stock issued and outstanding. On August 30, 2024, the holders of 18,500 shares of preferred stock converted such shares for 1,850,000 shares of common stock. In January 2025, the conversion of such preferred shares was reversed by the Company’s transfer agent and the holder was issued 18,500 shares of preferred stock and as of March 31, 2025, there were 25,000 shares of preferred stock issued and outstanding. The 25,000 shares represent Series A Convertible Preferred Stock (discussed below). The Series A Convertible Preferred Stock shall rank senior to all shares of Common Stock, and to all other classes or series of capital stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

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

NOTE 14. STOCKHOLDERS’ EQUITY

Common stock — The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2025, there were 35,385,662 shares of common stock issued and outstanding. As of December 31, 2024, there were 36,499,662 shares of common stock issued and outstanding, which included the 1,850,000 shares of common stock that were converted from 18,500 shares of preferred stock in August 2024. In January 2025, the conversion of such preferred stock was reversed by the Company’s transfer agent. Each share of Common Stock has one vote and has similar rights and obligations.

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Issuances

On January 13, 2025, pursuant to the January 2025 SPA, the Company issued 500,000 shares of common stock.

On February 21, 2025, pursuant to the Advisor consulting agreement, as defined below, the Company issued 236,000 shares of common stock.

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

As of March 31, 2025 and December 31, 2024, there were 11,500,000 Public Warrants and 257,500 Private Warrants outstanding.

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

In connection with the December 2023 Convertible Note the Company issued 1,091,525 common share warrants and 15,819 preferred share warrants, in connection with the August 2024 Convertible Note the Company issued 79,673 common share warrants and in connection with the January 2025 Convertible Note the Company issued 398,364 common share warrants to ATW (the “ATW warrants”). The ATW warrants expire on the seventh anniversary of the issuance date and are exercisable on any day after the initial date on which either (i) the shares of Common Stock are registered under the 1934 Act or (ii) any publicly traded common equity (or equivalent security) of any Successor Entity are issued in exchange for the Common Stock in the applicable Business Combination or other similar transaction (the “Public Company Date”). The Company accounts for the ATW warrants as a liability and the warrants are measured at fair value with subsequent changes in fair value recorded in earnings in accordance with the guidance contained in ASC 815.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Share-based Compensation

The Company has adopted the Equity Incentive Plan (the “Plan”), which plan was approved by stockholders at a Special Meeting. The purposes of the Plan is to promote the interests of the Company and the stockholders of Company by providing (i) executive officers and other employees of the Company and its Subsidiaries (as defined below), (ii) certain consultants and advisors who perform services for the Company and its Subsidiaries and (iii) non-employee members of the Board with appropriate incentives and rewards to encourage them to enter into and continue in the employ and service of the Company and to acquire a proprietary interest in the long-term success of the Company, as well as to reward the performance of these individuals in fulfilling their personal responsibilities for long-range and annual achievements. Eligible individuals under the Plan may receive awards of Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Awards and Other Stock-Based Awards.

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025, no awards were granted under the Equity Incentive Plan. Each of its four non-employee directors were expected to receive a one-time grant of stock options to purchase up to 15,000 shares of Common Stock, exercisable at a purchase price which shall be equal to 110% of the price per share of the Common Stock at the Closing Date. In addition, in the first quarter of 2024 the Company entered into a consulting agreement whereby it issued 100,000 fully paid up non-forfeitable shares of restricted common stock. The shares were issued in the three months ended June 30, 2024 All shares of Company restricted common stock will be subject to a 12-month lock-up period from the time of issuance.

In February 2024, the Company entered into a one-year consulting agreement (the “Agreement”) with an investor relations firm for the purposes of developing, implementing and maintaining an ongoing stock market support system for the Company with the general objective of expanding awareness in the Company. In connection with this agreement, the Company has committed to pay $14,500 per month for the first four months of service and $12,500 per month thereafter. The Company also issued 100,000 shares of restricted common stock on May 9, 2024. All shares of Company restricted Company common stock will be subject to a 12-month lock up from the time of issuance. The agreement also provides for incentive shares as follows:

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

For the three months ended March 31, 2024, the Company recognized $60,000 for the 100,000 share issuance of fully paid up and non-forfeitable shares at a weighted average grant date fair value of $0.60, and $20,000 for the incentive shares with market conditions, based on a weighted average grant date fair value of $0.23 per share. The fair value of the shares issued was determined utilizing level 2 inputs including the Company’s stock price and incorporating a discount for lack of marketability due to the lock-up period. The fair value of the incentive shares with market conditions was determined by utilizing a Monte Carlo simulation model with Level 2 inputs. The key inputs are presented in the table below:

	Valuation as of February 13, 2024
	Initial shares	Tranche 1	Tranche 2
Stock price	$0.8	$0.8	$0.8
Volatility	97.1%	97.1%	97.1%
Remaining term	0.75	1.00	1.00
Risk-free rate	5.03%	4.87%	4.87%

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In January 2025, pursuant to the employment agreement for the Company’s Chief Financial Officer the Company recognized stock-based compensation for 100,000 shares of the Company’s common stock, valued at the market price of the Company’s common stock on January 2, 2025 of $0.94 per share, or $94,000. The share-based compensation is recorded in addition paid-in-capital in the accompanying condensed consolidated statement of changes in stockholders’ deficit.

In February 2025, the Company entered into a thirteen month consulting agreement (the “Second Agreement”) with an advisory firm (the “Advisors”) for business advisory services. In connection with this agreement, the Company recognized stock-based compensation and issued 236,000 shares of the Company’s common stock, valued at the market price of the Company’s common stock on February 25, 2025 of $0.889 per share, or $212,164.

In March 2025, into a one month consulting agreement (the “Third Agreement”) with the Advisors for business advisory services. In connection with this agreement, the Company recognized stock-based compensation for 150,000 shares of the Company’s common stock, valued at the market price of the Company’s common stock on March 28,2025 of $0.587 per share, or $88,050. The share-based compensation is recorded in addition paid-in-capital in the accompanying condensed consolidated statement of changes in stockholders’ deficit.

On March 31, 2025, the Company entered into the second amendment to the Consulting Agreement with David W. Miller II. Pursuant to the terms of the second amendment, the Company will be issuing 500,000 bonus shares of Company common stock to replace cash payments for the consulting fees in the aggregate of $30,000 for the months of January through March 2025 and a $250,000 cash bonus, for a total value of $293,500. The share-based compensation is recorded in addition paid-in-capital in the accompanying condensed consolidated statement of changes in stockholders’ deficit.

For the three months ended March 31, 2025 and 2024, pursuant to the compensation plan for the Company’s non-employee directors in which the non-employee directors will receive a payment of $12,500 per each quarterly meeting, the Company recognized $25,000 and $37,500, respectively, of stock-based compensation. The accrued stock issuance is presented as a share issuance liability in the accompanying condensed consolidated balance sheet.

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2025 and 2024, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.

Agreement with One Drivers Club

As previously disclosed in ECD’s Current Report on Form 8-K filed on December 6, 2024, on December 3, 2024, ECD announced that it entered into agreements with One Drivers Club in furtherance of the ECD’s retail strategy. Specifically, on November 14, 2024, ECD entered into a Strategic Partnership Agreement (the “ODC Agreement”) and a Usage Agreement (the “Usage Agreement”) with Member Hubs Palm Beach, LLC (“One Drivers Club”) to launch ECD’s first retail showroom in West Palm Beach, Florida. One Drivers Club is the premier destination for automotive enthusiasts who view their vehicles as not just machines, but drivers of their lifestyles. With facilities located in Bedford, NY, Chicago, IL, West Palm Beach, FL, and Seattle WA, One Drivers Club redefines luxury car care through unparalleled concierge storage and full-service collection management. Beyond exceptional car care, One Drivers Club is a community-a place where like-minded drivers connect over shared passions and Members celebrate the art and prestige of driving, collecting, and owning remarkable vehicles. The ODC Agreement, entitles ECD to use a portion of One Drivers Club’s facility in West Palm Beach, Florida (the “ODC Premises”) for the operation of an ECD showroom for ECD vehicles and sale of ECD vehicles, subject to the terms of the Usage Agreement. Pursuant to the ODC Agreement, One Drivers Club grants to ECD a non-exclusive, royalty-free, fully paid up, non-transferable and terminable right and license to use the marks designated by One Drivers Club, and ECD grants to One Drivers Club, a non-exclusive, royalty-free, fully paid up, non-transferable and terminable right and license to use the marks designated by ECD, for the limited purpose of the operation of the ECD showroom and for the limited purpose of the operation of the ECD showroom and advertisement of ECD and the ECD Automobiles. Pursuant to the Usage Agreement, (i) ECD shall pay One Drivers Club base rent of $225,000 per annum payable monthly, subject to 4% annual increases for each subsequent year for use of the ODC Premises; (ii) for a term of five (5) years; (iii) One Drivers Club, at ECD’s cost and expense, shall complete the interior build-out (“Build-Out”) of the ODC Premises in accordance with the plans and subject to the terms set forth in the Usage Agreement; (iv) upon the completion of the demolition of the ODC Premises in connection with the Build-Out (the “Deposit Date”), ECD shall issue One Drivers Club 725,000 unrestricted shares of ECD capital stock (the “ODC Shares”); provided, however, that if the value of the ODC Shares is less than $500,000 as of 5:00 pm ET on the Deposit Date, ECD shall issue to One Drivers Club that certain number of additional unrestricted shares of ECD capital stock such that the aggregate value of the ODC Shares together with the additional unrestricted shares of ECD capital stock is equal to or greater than $500,000; and (v) ECD shall deposit with One Drivers Club $125,000 (the “Build-Out Deposit”) in cash. The Build-Out Deposit shall be held in a non-interest bearing segregated account and shall be utilized to satisfy any outstanding Build-Out payment obligations incurred by One Drivers Club not first satisfied from the sale of the ODC Shares and upon the completion of the Build-Out, as reasonably determined by ECD, and the satisfaction of all Build-Out payment obligations, One Drivers Club shall return the balance of the Build-Out Deposit, if any, to ECD.

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

NOTE 16. FAIR VALUE MEASUREMENTS

The Company accounts for certain assets and liabilities at fair value and classifies these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Assets and liabilities subject to fair value measurements are as follows:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities – Common Share Warrants	$-	$-	$43,309	$43,309
Warrant liabilities – Preferred Share Warrants	-	-	23	23
Derivative Liability	-	-	89,729	89,729
Total liabilities	$-	$-	$133,061	$133,061

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities – Common Share Warrants	$-	$-	$486,494	$486,494
Warrant liabilities – Preferred Share Warrants	-	-	64	64
Derivative Liability	-	-	313,191	313,191
Total liabilities	$-	$-	$799,749	$799,749

The Common Share Warrants and the Preferred Share Warrants were valued using a Black-Scholes option pricing model utilizing assumptions related to the contractual terms of the instruments, estimated volatility of the price of the Common Stock and current interest rates.

The following table provides quantitative information regarding Level 3 fair value measurements for Common Share Warrants and Preferred Share Warrants as of March 31, 2025.

	Preferred Share Warrant March 31, 2025	Common Share Warrant March 31, 2025
Exercise price	$17.58	$11.50
Share price	$0.59	$0.59
Volatility	114.23%	114.23%
Expected life	1.00	1.70
Risk-free rate	4.03%	1.35%
Dividend yield	-	-

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements for initial value of the Common Share Warrants as of January 13, 2025.

Common Share Warrant January 13, 2025
Exercise price	$11.50
Share price	$0.99
Volatility	106.26%
Expected life	1.91
Risk-free rate	2.06%
Dividend yield	-

The following table provides quantitative information regarding Level 3 fair value measurements for Common Share Warrants and Preferred Share Warrants as of December 31, 2024.

	Preferred Share Warrant December 31, 2024	Common Share Warrant December 31, 2024
Exercise price	$17.58	$11.50
Share price	$0.96	$0.96
Volatility	106.26%	106.26%
Expected life	1.00	4.95
Risk-free rate	4.16%	4.38%
Dividend yield	-	-

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis.

	Common Share Warrants	Preferred Share Warrants	Warrant Liability
Fair value as of December 31, 2024	$486,494	$64	$486,558
Initial Measurement, January 13, 2025	33,357	-	33,357
Change in fair value	(476,542)	(41)	(476,583)
Fair value as of March 31, 2025	43,309	23	43,332

The conversion upon the event of default derivative liability of the Convertible Promissory Note was valued using a Black Scholes option pricing model terms related to the terms of the Convertible Promissory Note (see Note 11), estimated volatility of the price of the Common Stock and current interest rates.

The following table provides quantitative information regarding Level 3 fair value measurements for the conversion upon the event of default derivative liability as of March 31, 2025, January 13, 2025 and December 31, 2024.

	March 31, 2025	Initial Value January 13, 2025	December 31, 2024
Exercise price	$10.00	$10.00	$10.00
Share price	$0.59	$0.99	$0.96
Volatility	114.23%	106.26%	106.26%
Expected life	1.70	1.91	4.95
Risk-free rate	1.35%	2.06%	4.38%
Dividend yield	-	-	-

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the changes in the fair value of the conversion upon the event of default derivative liability, a Level 3 liability, measured on a recurring basis.

Derivative liability
Fair value as of December 31, 2024	$313,191
Initial measurement, January 13, 2025	49,017
Change in fair value	(272,479)
Fair value as of March 31, 2024	89,729

NOTE 17. RELATED PARTY TRANSACTIONS

Related Party Policy

ECD’s Code of Ethics requires it to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). The Code of Ethics defines related party transactions as transactions in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (ii) ECD or any of ECD’s subsidiaries is a participant, and (iii) any (A) executive officer, director or nominee for election as a director, (B) greater than 5% beneficial owner of shares of Common Stock, or (C) immediate family member, of the persons referred to in clauses (A) and (B), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

ECD’s audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that ECD enters into such transactions. All ongoing and future transactions between ECD and any of ECD’s officers and directors or their respective affiliates will be on terms believed by ECD to be no less favorable to ECD than are available from unaffiliated third parties. Such transactions will require prior approval by ECD’s audit committee and a majority of ECD’s uninterested “independent” directors, or the members of the Board who do not have an interest in the transaction, in either case who had access, at ECD’s expense, to ECD’s attorneys or independent legal counsel. We will not enter into any such transaction unless ECD’s audit committee and a majority of ECD’s disinterested “independent” directors determine that the terms of such transaction are no less favorable to ECD than those that would be available to ECD with respect to such a transaction from unaffiliated third parties. Additionally, ECD requires each of ECD’s directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Certain Transactions of ECD

Beginning on January 5, 2021, ECD entered into a verbal agreement with Overland Auto Transport Inc d/b/a Luxury Automotive Transport, Inc. (“TransportCo”), a company which is 100% owned by Ashley Humble, Thomas Humble’s father, and has ECD as its only customer. Thomas Humble, an officer and director of ECD, and Elliot Humble, an officer of ECD, are both directors of TransportCo, however they receive no compensation for their services to TransportCo. TransportCo assists ECD with the intermediation of transportation services for ECD’s products, by locating providers of and booking the required services. TransportCo offers ECD competitive pricing for its services. On September 27, 2023, we entered into a written agreement with TransportCo (the “TransportCo Agreement”) covering the services TransportCo provides to ECD and the compensation paid for such services. As of March 31, 2025, and December 31, 2024, the Company had $500 and $0 outstanding under this agreement included in accounts payable in the accompanying condensed consolidated balance sheet, respectively.

The Company has no commercial agreement with British Food Stop. British Food Stop sells breakfast and lunch to employees via a food truck on site. The owners of British Food Stop are the parents of Emily Humble, the Company’s President, Secretary, and Director. As of March 31, 2025, and December 31, 2024, the Company had no amounts outstanding under this agreement included in accounts payable in the accompanying condensed consolidated balance sheet.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the Company’s expenses incurred with related parties and the relationship:

		Three Months Ended March 31,
	Relationship	2025	2024
Luxury Automotive Transport, Inc.	Company owned by stockholder’s relative	$8,485	$24,590
British Food Stop	Company owned by stockholders’ relative	7,939	28,766
Total expenses, net		$16,424	$53,356

NOTE 18. SEGMENT

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets and liabilities is reported on the balance sheet as total assets and total liabilities. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in total assets and total liabilities and net income or loss, which include the following:

	March 31,	December 31,
	2025	2024,

Inventory	$10,439,696	$11,181,806
Deferred revenue	$(10,488,363)	$(11,802,825)

	Three Months Ended March 31,
	2025	2024

Revenue, net	$6,421,371	$6,989,746
Less: Cost of goods sold	4,656,799	5,464,113
Gross Profit	1,764,572	1,525,633

NOTE 19. SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 20, 2025, which represents the date the financial statements were available to be issued, and no events, other than discussed below have occurred through that date that would impact the financial statements.

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Exchange Agreement

On May 14, 2025, the Company entered into an Amendment and Exchange Agreement (the “Exchange Agreement”) with an institutional investor (the “Lender”) pursuant to which the Company shall authorize one or more series of a new series B convertible preferred stock of the Company, $0.0001 par value, the terms of which are set forth in a certificate of designation for such series of preferred stock designated as Series B-1 Convertible Preferred Stock, $0.0001 par value (the “Series B Preferred Stock”), which Series B Preferred Stock shall be convertible into shares of Common Stock. The Exchange Agreement provides that the Holder shall have the option exchange some or all of the amounts outstanding under the December Note 2023, August Note 2024 and/or the January 2025 Note (collectively the “Original Notes”). At the initial closing the Lender has determined to convert $1,284,881. which is the principal amount plus all accrued interest due under the August Note 2024, into 4,000 shares of Series B Preferred Stock, and such shares of Common Stock issuable pursuant to the terms of the Series B Preferred Stock, including, without limitation, upon conversion or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

The Exchange Agreement provides further that, subject to the terms and conditions set forth in this Exchange Agreement, the Lender may require the Company to participate in one or more Additional Exchanges to exchange such portion of the amounts outstanding under the remaining Original Notes as set forth in such applicable Additional Closing Notice into such aggregate number of shares of such new series of Series B Preferred Stock as set forth in such Additional Closing Notice, and such shares of Common Stock issuable pursuant to the terms of Series B Preferred Stock, including, without limitation, upon conversion of the Additional New Exchange Preferred Shares or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

ODC Amendment.

On May 7, 2025, the Company and One Drivers Club entered into an amendment to the Usage Agreement (the “ODC Amendment”) whereby the parties mutually agreement to modify the terms of the required ECD stock issuance and build-out deposit under the Usage Agreement. Instead of the Company issuing to One Drivers Club, upon the completion of the demolition of the ODC Premises in connection with the Build-Out (the “Deposit Date”), 725,000 unrestricted shares of ECD capital stock (the “ODC Shares”); provided, however, that if the value of the ODC Shares is less than $500,000 as of 5:00 pm ET on the Deposit Date, ECD shall issue to One Drivers Club that certain number of additional unrestricted shares of ECD capital stock such that the aggregate value of the ODC Shares together with the additional unrestricted shares of ECD capital stock is equal to or greater than $500,000; and the Company depositing with One Drivers Club $125,000 (the “Build-Out Deposit”) in cash, the Company shall issue (or caused to be issued) to ODC PB 725,000 unrestricted shares of ECD capital stock (the “ECD Stock”); provided, however, that if the value of the ECD Stock is less than $217,500 as of 5:00 pm ET on the Deposit Date, ECD shall issue to ODC PB that certain number of additional unrestricted shares of ECD capital stock such that the aggregate value of the ECD Stock issued is equal to or greater than $217,500.

Floor Loan

On May 8, 2025, the Company entered into loan agreements with a private lender (the “Private Lender”) pursuant to which the Company received two term loans from the Private Lender in the principal amount of $150,000 each for an aggregate of $300,000. The terms of the two loans are the same. The interest rate is 24.99%. The principal amount of the loans included an administrative agent fee of $6,000 each, for an aggregate of $12,000, which was paid to the agent out of the loans.

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

Business Overview and Strategy

ECD is an award winning, custom-car builder with a focus on British classic vehicles. We provide clients a one-of-a kind immersive luxury automotive design experience for each of its unique custom builds, where customers may design every aspect of the vehicle. In sequence, our highly trained technicians, master-certified ASE craftsmen, hand-built, from the ground up, in 2,200 man-hours, a completely restored vehicle, replacing substantially its every single component– customizing the engine, the color, the seating, the stitching, the electronics and the cosmetic finishes. All elements of the process are completed in-house. We primarily earn our revenue from the sale of the customized vehicle directly to the customer, as well as by providing repair or upgrade services to customers, and from the sale of extended warranties. Occasionally we earn commissions on resale of used vehicles. Our revenues, net, were $6.4 million and $7.0 million for the three months ended March 31, 2025 and 2024, respectively. We had net loss of $2.8 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively.

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

Our headquarters, known as the “Rover Dome,” is a 100,000-square-foot facility located in Kissimmee, FL, where as of March 31, 2025, there were 102 employees located, including 72 talented craftsmen and technicians, who hold a combined 69 National Institute for ASE and 4 master level certifications. ECD, by means of ECD UK, operates a logistics center in the United Kingdom where its professionals work to source and transport over-25-year-old vehicles back to the United States for restoration.

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

Additional Financings from Defender SPV LLC

On August 9, 2024, the Company entered into a securities purchase agreement (the “August SPA”) with the Lender pursuant to which the Lender agreed to waive the pre-existing events of default that occurred under the December 2023 Convertible Note and the Company’s Preferred Stock and the Company agreed to execute and deliver to the Lender a senior secured convertible note in exchange for a loan in the principal amount of $1,154,681.

On August 9, 2024, the Company executed and delivered to the Lender a senior secured convertible note (the “August 2024 Convertible Note”), in exchange for a loan in the principal amount of $1,154,681, net of debt discount of $363,718. See Note 13 for further information. In connection with the August 2024 Convertible Note, the Company will also issue to the Lender at no additional cost 300,000 shares of Common Stock and a warrant to purchase 79,673 shares of Common Stock at an exercise price of $11.50 per share. The Company issued 300,000 shares of Common Stock to the Lender in December 2024.

On January 8, 2025, the Company entered into a securities purchase agreement (the “January 2025 SPA”) with the Lender pursuant to which the Lender agreed to waive the pre-existing events of default that occurred under the August Note and the Company Preferred Stock and the Company agreed to execute and deliver to the Lender a senior secured convertible note (the “January 2025 Note”), in exchange for a loan in the principal amount of $1,724,100. The foregoing summary of the January 2025 SPA and the January 2025 Note does not purport to be complete and is qualified in its entirety by reference to the actual agreements forms of which are filed with the Current Report on Form 8-K filed on January 14, 2025, as Exhibit 10.1 and Exhibit 10.2, respectively, and are incorporated herein by reference.

The January 2025 SPA also provides that in connection with the January 2025 Note, the Company will also issue to the Lender at no additional cost 500,000 shares of Common Stock and a warrant, dated January 13, 2025, to purchase 398,364 shares of Common Stock at an exercise price of $11.50 per share (the “Common Share Warrant”). The foregoing summary of the Common Share Warrant does not purport to be complete and is qualified in its entirety by reference to the actual Common Share Warrant a form of which is filed with the Current Report on Form 8-K filed on January 14, 2025, as Exhibit 10.3, and is incorporated herein by reference.

The December 2023 Convertible Note included an original issue discount of $2,148,217 and debt issuance costs of $3,088,883. The August 2024 Convertible Note included an original issue discount of $287,212 and debt issuance costs of $95,000. The January 2025 Convertible Note included an original issue discount of $237,055 and debt issuance costs of $35,000. For the three months ended March 31, 2025, the Company recorded $239,423 of amortization expense of the debt discount and $271,960 of amortization expense of the debt issuance costs in the consolidated statement of operations. As of March 31, 2025 and December 31, 2024, accrued interest on the December 2023 Convertible Note, the August 2024 Convertible Note and the January 2025 Convertible Note, including the Additional Default Interest, was $0 and $569,419, respectively, as included with accrued expenses on the accompanying condensed consolidated balance sheets.

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

Business Loan and Security Agreement

On February 20, 2025, the Company entered into a Business Loan and Security Agreement with Agile Lending, LLC (the “Lending Lender”) pursuant to which the Company received a term loan from the Lending Lender in the principal amount of $1,575,000 (the “Agile Loan”). The Agile Loan shall be repaid through thirty (30) equal weekly payments of principal and interest in the aggregate amount of $74,550 commencing March 3, 2025 and ending September 22, 2025. During the term the Agile Loan shall accrue interest of $661,500. The principal amount of the Agile Loan included an administrative agent fee of $75,000 which was paid to the Collateral Agent out of the Agile Loan. The outstanding balances on Agile Loan as of March 31, 2025 and December 31, 2024, was $1,397,354 and $0. Agile Loan interest expense for the three months ended March 31, 2025 was $120,554. There was no interest expense for the three months ended March 31, 2024. The foregoing summary of the Agile Loan does not purport to be complete and is qualified in its entirety by reference to the actual Agile Loan a form of which is filed with the Current Report on Form 8-K filed on February 28, 2025, as Exhibit 10.1, and is incorporated herein by reference.

Consulting Agreement

On February 20, 2025 (the “Effective Date”), the Company entered into a consulting agreement (“Consulting Agreement”) with an advisor (the “Advisor”) for business advisory services, guidance on growth strategies, and networking with its contacts on a non-exclusive basis for general business purposes. Pursuant to the consulting agreement the Company will issue 236,000 shares of the Company’s common stock to the Advisor on the Effective Date. The foregoing summary of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the actual Consulting Agreement a form of which is filed with the Quarterly Report on Form 10-Q filed on March 25, 2025, as Exhibit 10.24, and is incorporated herein by reference.

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

Supply Chain Management

During 2022, we opened our third line in our factory and it is operating at its full capacity completing four to five full builds per month.

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

Our Growth Plans

We introduced Jaguar E-type in 2022, which we sell at a higher price point and with a higher gross margin as compared to our traditional Land Rover Defender, Range Rover and Land Rover Series models. In April 2024, we purchase the assets of Brand New Muscle Car (BNMC). We plan to leverage the assets of the production of Mustangs in 2024 and 2025. The asset purchase resulted in 6 Mustang contracts. We currently use a third of our production floor for quality control and warranty services. We plan to relocate our quality and warranty services in 2024 to a new facility that will function as a warranty, used vehicles sales, and service center, and to add a third production area that will focus on iconic American vehicles. We expect our margins to further improve as we increase scale, resulting in lower component costs and improved absorption of our fixed manufacturing overhead.

We have opened new marketing channels in 2025. This includes retail locations in West Palm Beach, FL and Nantucket, MA.

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

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	For the three months ended
	March 31,
	2025	2024
Net (loss) income	$(2,750,317)	$(2,859,862)
Excluding:
Interest expense	1,856,979	1,136,300
Income tax (benefit) expense	(400,000)	532,280
Equity compensation expense	712,714	117,500
Non-recurring professional fees*	293,720	408,936
Other (income) expense, net	139,321	(43,526)
Change in FV of warrant liabilities	(476,583)	165,361
Change in FV of conversion option liabilities	(272,479)	60,665
Foreign exchange loss	(6,509)	4,704
Depreciation	25,364	42,752
Adjusted EBITDA	$(877,790)	$(434,890)

*	The Company has included non-recurring professional fees as a component of adjusted EBITDA as these expenses were incurred in connection with the restatements of the 2022, 2023 and first half 2024 financial statements, the suspension of BF Borgers CPA PC and related matters.

Adjusted EBITDA decreased $442,900 for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in gross profit was driven by the increase in average selling price per car; this was more than offset by increased costs associated with being a public company for a full year, versus a partial year in 2024.

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

Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives from 25% to 50% of the total consideration of the contract from its customers as acceptance of contract, excluding any upgrades, which are initially recorded in customer deposits, and are recognized as net revenue when title is transferred or depending on the shipping terms of the products.

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

The Company generates revenue through providing repair services to customers. The Company agrees with the customer on consideration for the service to be provided. There is a single performance obligation, which is the Company’s promise to perform the retrofit or to execute the agreed upon repair work on the vehicle. The entire transaction price is allocated to this single performance obligation. Service revenue is recognized when the repair work is completed, and the customer receives the vehicle.

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

Advertising and Marketing

The Company’s advertising and marketing expenses primarily consist of advertising costs, public relations, marketing and promotional expenses, travel costs, and printing expenses. We expect advertising and marketing expenses will increase in absolute terms with the continued growth of our business and the introduction of new marketing channels.

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

Interest Expense

Interest expense represents interest on the December 2023 Convertible Note, the August 2024 Convertible Note, the January 2025 Convertible Note, FNB of Pasco floor loan and amortization of the debt discount and issuance costs.

Other Income and Expense

The Company’s other income and expenses represent foreign currency exchange gains and losses, interest income, net gain or loss on the sale of trade in vehicles, consignment income and other miscellaneous items. Our interest income represents bank interest earned on cash in the Company’s savings account.

Results of Operations

To provide readers with meaningful comparisons, the following analysis provides comparisons of the financial results for the three months ended March 31, 2025 and 2024. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following table sets forth our results of operations for the periods presented:

	For the three months ended
	March 31,		Variance	Variance
	2025	2024	($)	(%)
Revenue, net	$6,421,371	$6,989,746	$(568,375)	(8.1)%
Cost of goods sold	4,656,799	5,464,113	(807,314)	(14.8)%
Gross profit	1,764,572	1,525,633	$238,939	15.7%

Operating expenses:
Sales and marketing expenses	290,879	343,409	(52,530)	(15.3)%
General and administrative expenses	3,393,542	2,143,550	1,249,992	58.3%
Provision for credit losses	9,295	-	9,295	100.0%
Depreciation and amortization expenses	25,364	42,752	(17,388)	(40.7)%
Total operating expenses	3,719,080	2,529,711	1,189,369	47.0%

Income (loss) from operations	(1,954,508)	(1,004,078)	(950,430)	94.7%

Other income (expense):
Interest expense	(1,856,979)	(1,136,300)	(720,679)	63.4%
Change in fair value of warrant liabilities	476,583	(165,361)	641,944	(388.2)%
Change in fair value of conversion option	272,479	(60,665)	333,144	(549.2)%
Consignment income	44,920	-	44,920	100.0%
Foreign exchange loss	6,509	(4,704)	11,213	(238.4)%
Other income (expense), net	(139,321)	43,526	(182,847)	(420.1)%
Total other income (loss)	(1,195,809)	(1,323,504)	127,695	(9.6)%
Loss before income taxes	(3,150,317)	(2,327,582)	(822,735)	35.3%
Income tax benefit (expense)	400,000	(532,280)	932,280	(175.1)%
Net loss	$(2,750,317)	$(2,859,862)	$(109,545)	(3.8)%

Net Revenue by Product Category

The following table summarizes the Company’s net unaudited consolidated revenues disaggregated by product category:

	Three Months Ended March 31,
	2025	2024	Change	Change %

Builds	$6,407,899	$6,899,354	$(491,455)	(7.1)%
Parts	9,182	11,342	(2,160)	(19.0)%
Warranty and other	4,290	79,050	(74,760)	(94.6)%
Total revenues, net	$6,421,371	$6,989,746	$(568,375)	(8.1)%

Vehicle builds represented 99.8% of the revenue for the three months ended March 31, 2025, compared to 98.7% for the three months ended March 31, 2024, and decreased $491,455 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The primary driver of the revenue decrease for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was a decrease in the number of units sold, offset by an increase in the average selling price per vehicle.

Parts and warranty revenue represent a small portion of our revenue. Those categories combined represented 0.2% of the revenue for the three months ended March 31, 2025, compared to 1.3% for the three months ended March 31, 2024, and a decrease of $76,920 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Gross Profit and Gross Profit Margin Percentage

	Three Months Ended March 31,
	2025	2024	Change	Change %
Builds	$1,670,740	$1,570,789	$99,951	6.4%
	26.0%	22.5%	3.5%
Warranty and others	93,832	(45,156)	138,988	(307.8)%
	1.5%	(0.6)%	2.1%
Total Gross Profit	$1,764,572	$1,525,633	238,939	15.7%
	27.5%	21.8%	42.0%

Gross profit in the builds category increased by 6.4% during the three months ended March 31, 2025, compared to the three months ended March 31, 2024 due to an increase in the average selling price per unit.

Operating Expenses

	Three months Ended March 31,
	2025	2024	Change	Change %

Operating expenses:
Advertising and marketing expenses	$290,879	$343,409	$(52,530)	(15.3)%
General and administrative expenses	3,393,542	2,143,550	1,249,992	58.3%
Provision for credit losses	9,295	-	9,295	100.0%
Depreciation and amortization expenses	25,364	42,752	(17,388)	(40.7)%
Total operating expenses	$3,719,080	$2,529,711	$1,189,369	47.0%

The Company experienced an overall increase in operating expenses of $1,189,369 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

For the three months ended March 31, 2025, advertising and marketing expenses decreased $52,530, as compared to the three months ended March 31, 2024. This decrease was primarily attributable to a decrease in outreach events.

General and administrative expenses increased $1,249,992 during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The primary driver for the increase in general and administrative expenses for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was due primarily to increases related to equity compensation of $632,714, inventory write off $353,377 and recruitment expense of $85,541.  We have invested in our corporate organization and incurred additional expenses associated with transitioning to, and operating as, a public company, including increased legal, audit, tax and accounting costs, investor relations costs, higher insurance premiums and compliance costs. As a result, we expect that general and administrative expenses will increase, on a year-over-year basis in absolute dollars but decline as a percentage of total revenue over time as we grow the revenue of the business. Our inability to scale our expenses could negatively impact profitability.

For the three months ended March 31, 2025, depreciation and amortization expense decreased $17,388, as compared to the three months ended March 31, 2024. This decrease was primarily due to the disposal of fixed assets in 2024.

Other (Expense)Income

	Three Months Ended March 31,
	2025	2024	Change	Change %

Interest expense	$(1,856,979)	$(1,136,300)	$(720,679)	63.4%
Change in fair value of warrant liabilities	476,583	(165,361)	641,944	(388,2)%
Change in fair value of conversion option	272,479	(60,665)	333,144	(549.2)%
Resale commissions income	44,920	-	44,920	100.0%
Foreign exchange loss	6,509	(4,704)	11,213	(238.4)%
Other income (expense), net	(139,321)	43,526	(182,847)	(420.1)%
Total other income (loss)	$(1,195,809)	$(1,323,504)	$127,695	(9.6)%

For the three months ended March 31, 2025, other expense, net decreased in expense of $127,695, as compared to the three months ended March, 2024 due to an decrease in change in fair value of warrants and change in fair value of conversion option.

For the three months ended March 31, 2025, interest expense increased $720,679 as compared to the three months ended March 31, 2024, due to interest and amortization of debt issuance costs on the December 2023 Convertible Note, the August 2024 Convertible Note, and the January 2025 Convertible Note as well as the interest on the Floor Plan Payable.

For the three months ended March 31, 2025, change in fair value of warrant liabilities and change in fair value of conversion option increased 388.2% and 549.2%, respectively as compared to the three months ended March 31, 2024 due to the change in fair values, primarily as a result of decreasing share price of the Company, of the warrants and conversion option liabilities associated with the December 2023 Convertible Note, the August 2024 Convertible Note and January 2025 Convertible Note.

For the three months ended March 31, 2025, other income decreased $182,847 as compared to the three months ended March 31, 2024 due to loss on sale of trade in vehicles.

Liquidity and Capital Resources

Uses and Availability of Funds

Our primary sources of funds are customer deposits, collections of deferred revenue, and proceeds from loans payable. The Company relies on customer deposits to fund working capital requirements. Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives from 25% to 50% of the total consideration of the contract, except for upgrades, from its customers as acceptance of contract, which are initially recorded in customer deposits, and are recognized as net revenue when the products are titled or delivered. As of March 31, 2025, the Company had customer deposits in the amount of $7,721,542 and deferred revenue for vehicles that were completed, but title had not been transferred to the customer as of March 31, 2025 of $2,766,821.

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

As of March 31, 2025, we had cash and cash equivalents of $677,473. The Company’s primary source of operating funds since inception has been from cash receipts from sales and proceeds from loans payable. Immediately prior to the closing of the Business Combination on December 12, 2023, the Company executed and delivered to the Lender a senior secured convertible note (the “December 2023 Convertible Note”), in exchange for a loan in the principal amount of $15,819,209. The December 2023 Convertible Note shall accrue interest at an annual rate equal to the Prime Interest rate plus 5% per annum which is payable monthly in cash or, upon the Company’s option, in securities of the Company provided certain conditions are met at the increased interest rate of the Prime Interest rate plus 8% per annum. The Company is required to pay a late charge of 12% per annum (“Late Charges”) on any amount of principal or other amounts that are not paid when due. The December 2023 Convertible Note is convertible into shares of Company Common Stock at the option of the Lender at a conversion price of $10.00 per share, subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the Company Common Stock issuable upon conversion of the December 2023 Convertible Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $6.00. The note has a three-year term.

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

Cash Flows

Cash flows for the three months ended March 31, 2025 and 2024

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

	Three Months Ended
	March 31,
	2025	2024
Cash Provided By (Used In)
Operating Activities	$(3,045,185)	$(2,554,971)
Investing Activities	-	(18,920)
Financing Activities	2,249,565	-
Effect of translation changes on cash	(3,757)	-
Net (decrease) increase in cash and cash equivalents	$(799,377)	$(2,573,891)

Net cash used in operating activities

Operating activities used cash of $3,045,185 for the three months ended March 31, 2025, primarily due to the decrease in deferred revenue, accounts receivable accounts payable and accrued expenses and the increase in prepaid and other current assets, partially offset by a decrease in inventory.

Operating activities used cash of $2,554,971 for the three months ended March 31, 2024, primarily due to a decrease in deferred revenue and an increase in inventories.

Net cash used in investing activities

Investing activities used cash of $0 for the three months ended March 31, 2025.

Investing activities used cash of $18,920 for the three months ended March 31, 2024, related to purchase of warehouse equipment.

Net cash provided by financing activities

Financing activities provided cash of $2,249,565 for the three months ended March 31, 2025, primarily related to proceeds from the January 2025 Convertible Note and the Agile Loan.

Financing activities provided cash of $0 for the three months ended March 31, 2024.

Contractual Obligations and Commitments

The following table summarizes our future material cash requirements from our contractual lease obligations at March 31, 2025:

Total Future Lease Obligations
2025	$432,276
2026	535,720
2027	492,318
2028	508,885
2029 and beyond	2,765,365
$4,734,564

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

Impact of Inflation and Currency Fluctuation

While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation during the three months ended March 31, 2025, resulting in part from increased shipping and transportation costs, increased product costs, increased labor costs in the supply chain. We also experienced varying levels of inflation during the three months ended March 31, 2024, resulting in part from increased product costs and increased labor costs by the uncertain economic environment. The Company has been actively working to mitigate these factors through a combination of sales price adjustments and other sourcing strategies, as such issues have continued into 2025 Severe increases in inflation could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations. Inflation did not have a material impact on our operations for the three months ended March 31, 2025, or March 31, 2024.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Net currency exchange gains (losses) were not material for the three months ended March 31, 2025, and 2024.

Seasonality

We typically do not experience seasonality in our operations.

Related Party Transactions

The Company has related party transactions consisting of payments for services provided by companies owned by certain family members of the shareholders. See Note 17 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

While our significant accounting policies are described in more detail in Note 3 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives approximately 25% to 50% of the total consideration of the contract from its customers as acceptance of contract, which is initially recorded as deferred revenue. Upon completion of the build the remaining 50% - 75% is billed and initially recorded as deferred revenue, and recognized as net revenue when the product build is completed, and title is legally transferred.

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

Applying the practical expedient in ASC 606, the Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised products to the customer will be one year or less, which is the case with substantially all customers.

Applying the practical expedient in ASC 606, the Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. The Company records the related costs as part of the cost of goods good.

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

Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of March 31, 2025, and 2024.

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

While we remain in a financial reporting loss position based on a cumulative pre-tax loss for the three-year period ended March 31, 2025, the determination of the valuation allowance is based on our evaluation of the periods over which future taxable items are expected to be utilized to offset tax loss and deduction carryforward items in those future periods. That is, future forecasts of our taxable income are not considered in the evaluation of realizability of our deferred tax assets. Therefore, changes in our deferred tax asset valuation allowances will primarily be affected by changes in the estimates of the time periods over which those future taxable items will occur. After consideration of all the evidence, the Company has only recorded a valuation allowance against all of its Federal, state and foreign deferred tax assets at March 31, 2025, because management has determined that it is more likely than not that the Company will be unable to recognize the benefits of its net deferred tax assets.

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

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815 (“ASC 815”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its Common Stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

Convertible Note Payable

When the Company issues convertible debt, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine (1) whether the instrument should be classified as a liability under ASC 480, Distinguishing Liabilities from Equity, and (2) whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of a “derivative” in ASC 815, Derivatives and Hedging. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized currently in the consolidated statements of operations.

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

Additional Financings from Defender SPV LLC

As previously disclosed in ECD’s Current Report on Form 8-K filed on January 14, 2025, on January 8, 2025, the Company entered into a securities purchase agreement (the “January 2025 SPA”) with the Lender pursuant to which the Lender agreed to waive the pre-existing events of default that occurred under the August Note and the Company Preferred Stock and the Company agreed to execute and deliver to the Lender a senior secured convertible note (the “January 2025 Note”), in exchange for a loan in the principal amount of $1,724,100. The foregoing summary of the January 2025 SPA and the January 2025 Note does not purport to be complete and is qualified in its entirety by reference to the actual agreements forms of which are filed with the Current Report on Form 8-K filed on January 14, 2025, as Exhibit 10.1 and Exhibit 10.2, respectively, and are incorporated herein by reference.

The January 2025 SPA also provides that in connection with the January 2025 Note, the Company will also issue to the Lender at no additional cost 500,000 shares of Common Stock and a warrant, dated January 13, 2025, to purchase 398,364 shares of Common Stock at an exercise price of $11.50 per share (the “Common Share Warrant”). The foregoing summary of the Common Share Warrant does not purport to be complete and is qualified in its entirety by reference to the actual Common Share Warrant a form of which is filed with the Current Report on Form 8-K filed on January 14, 2025, as Exhibit 10.3, and is incorporated herein by reference.

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

Business Loan and Security Agreement

On February 20, 2025, the Company entered into a Business Loan and Security Agreement with Agile Lending, LLC (the “Lending Lender”) pursuant to which the Company received a term loan from the Lending Lender in the principal amount of $1,575,000 (the “Agile Loan”). The Agile Loan shall be prepaid through thirty (30) equal weekly payments of principal and interest in the aggregate amount of $74,550 commencing March 3, 2025 and ending September 22, 2025. During the term the Agile Loan shall accrue interest of $661,500. The principal amount of the Agile Loan included an administrative agent fee of $75,000 which was paid to the Collateral Agent out of the Agile Loan. The foregoing summary of the Agile Loan does not purport to be complete and is qualified in its entirety by reference to the actual Agile Loan a form of which is filed with the Current Report on Form 8-K filed on February 28, 2025, as Exhibit 10.1, and is incorporated herein by reference.

Consulting Agreement

On February 20, 2025 (the “Effective Date”), the Company entered into a consulting agreement with an advisor (the “Advisor”) for business advisory services, guidance on growth strategies, and networking with its contacts on a non-exclusive basis for general business purposes. Pursuant to the consulting agreement the Company will issue 236,000 shares of the Company’s common stock to the Advisor on the Effective Date. The foregoing summary of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the actual Consulting Agreement a form of which is filed with the Quarterly Report on Form 10-Q filed on March 25, 2025, as Exhibit 10.24, and is incorporated herein by reference.

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

Agreement with One Drivers Club

As previously disclosed in ECD’s Current Report on Form 8-K filed on December 6, 2024, on December 3, 2024, ECD announced that it entered into agreements with One Drivers Club in furtherance of the ECD’s retail strategy. Specifically, on November 14, 2024, ECD entered into a Strategic Partnership Agreement (the “ODC Agreement”) and a Usage Agreement (the “Usage Agreement”) with Member Hubs Palm Beach, LLC (“One Drivers Club”) to launch ECD’s first retail showroom in West Palm Beach, Florida. One Drivers Club is the premier destination for automotive enthusiasts who view their vehicles as not just machines, but drivers of their lifestyles. With facilities located in Bedford, NY, Chicago, IL, West Palm Beach, FL, and Seattle WA, One Drivers Club redefines luxury car care through unparalleled concierge storage and full-service collection management. Beyond exceptional car care, One Drivers Club is a community-a place where like-minded drivers connect over shared passions and Members celebrate the art and prestige of driving, collecting, and owning remarkable vehicles. The ODC Agreement, entitles ECD to use a portion of One Drivers Club’s facility in West Palm Beach, Florida (the “ODC Premises”) for the operation of an ECD showroom for ECD vehicles and sale of ECD vehicles, subject to the terms of the Usage Agreement. Pursuant to the ODC Agreement, One Drivers Club grants to ECD a non-exclusive, royalty-free, fully paid up, non-transferable and terminable right and license to use the marks designated by One Drivers Club, and ECD grants to One Drivers Club, a non-exclusive, royalty-free, fully paid up, non-transferable and terminable right and license to use the marks designated by ECD, for the limited purpose of the operation of the ECD showroom and for the limited purpose of the operation of the ECD showroom and advertisement of ECD and the ECD Automobiles. Pursuant to the Usage Agreement, (i) ECD shall pay One Drivers Club base rent of $225,000 per annum payable monthly, subject to 4% annual increases for each subsequent year for use of the ODC Premises; (ii) for a term of five (5) years; (iii) One Drivers Club, at ECD’s cost and expense, shall complete the interior build-out (“Build-Out”) of the ODC Premises in accordance with the plans and subject to the terms set forth in the Usage Agreement; (iv) upon the completion of the demolition of the ODC Premises in connection with the Build-Out (the “Deposit Date”), ECD shall issue One Drivers Club 725,000 unrestricted shares of ECD capital stock (the “ODC Shares”); provided, however, that if the value of the ODC Shares is less than $500,000 as of 5:00 pm ET on the Deposit Date, ECD shall issue to One Drivers Club that certain number of additional unrestricted shares of ECD capital stock such that the aggregate value of the ODC Shares together with the additional unrestricted shares of ECD capital stock is equal to or greater than $500,000; and (v) ECD shall deposit with One Drivers Club $125,000 (the “Build-Out Deposit”) in cash. The Build-Out Deposit shall be held in a non-interest bearing segregated account and shall be utilized to satisfy any outstanding Build-Out payment obligations incurred by One Drivers Club not first satisfied from the sale of the ODC Shares and upon the completion of the Build-Out, as reasonably determined by ECD, and the satisfaction of all Build-Out payment obligations, One Drivers Club shall return the balance of the Build-Out Deposit, if any, to ECD.

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

Subsequent Events

Loan Agreement

On April 4, 2025, the Company entered into a new business loan and security agreement with an effective date of April 4, 2025 (the “New Loan Agreement”) by and among an investor (the “New Lender”), a collateral agent (the “Collateral Agent”), the Company and its subsidiary, Humble Imports Inc., pursuant to which the Company received a term loan from the New Lender in the principal amount of $1,824,300 (the “New Loan”). The New Loan shall be repaid through sixty-nine (69) equal weekly payments of principal and interest in the aggregate amount of $35,693 per week commencing on April 15, 2025 and ending August 4, 2026 (the “Term”). During the Term, the New Loan shall accrue interest in the aggregate amount of $638,505. The New Loan included an administrative expense fee of $40,000 and a lender’s legal fee of $35,000, which sum was netted out of the New Loan. The New Loan is secured by all properties, rights and assets of the Company and Collateral Agent is designated as the collateral agent under the New Loan Agreement. The foregoing summary of the New Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the actual New Loan Agreement a form of which is filed with the Current Report on Form 8-K filed on April 11, 2025, as Exhibit 10.1, and is incorporated herein by reference.

The net proceeds of the New Loan were used to pay off the Agile Loan in the discounted amount of $1,749,300, including principal and interest. Accordingly, the Agile Loan is paid off and satisfied.

Amendment to One Drivers Club Usage Agreement

On May 7, 2025, the Company and One Drivers Club entered into an amendment to the Usage Agreement (the “ODC Amendment”) whereby the parties mutually agreement to modify the terms of the required ECD stock issuance and build-out deposit under the Usage Agreement. Instead of the Company issuing to One Drivers Club, upon the completion of the demolition of the ODC Premises in connection with the Build-Out (the “Deposit Date”), 725,000 unrestricted shares of ECD capital stock (the “ODC Shares”); provided, however, that if the value of the ODC Shares is less than $500,000 as of 5:00 pm ET on the Deposit Date, ECD shall issue to One Drivers Club that certain number of additional unrestricted shares of ECD capital stock such that the aggregate value of the ODC Shares together with the additional unrestricted shares of ECD capital stock is equal to or greater than $500,000; and the Company depositing with One Drivers Club $125,000 (the “Build-Out Deposit”) in cash, the Company shall issue (or caused to be issued) to ODC PB 725,000 unrestricted shares of ECD capital stock (the “ECD Stock”); provided, however, that if the value of the ECD Stock is less than $217,500 as of 5:00 pm ET on the Deposit Date, ECD shall issue to ODC PB that certain number of additional unrestricted shares of ECD capital stock such that the aggregate value of the ECD Stock issued is equal to or greater than $217,500.

The foregoing summary of the ODC Amendment does not purport to be complete and is qualified in its entirety by reference to the actual OCD Amendment a copy of which is attached hereto as Exhibit 10.8, and is incorporated herein by reference.

Floor Loan

On May 8, 2025, the Company entered into loan agreements with a private lender (the “Private Lender”) pursuant to which the Company received two term loans from the Private Lender in the principal amount of $150,000 each for an aggregate of $300,000. The terms of the two loans are the same. The interest rate is 24.99%. The principal amount of the loans included an administrative agent fee of $6,000 each, for an aggregate of $12,000, which was paid to the agent out of the loans.

Exchange Agreement

On May 14, 2025, the Company entered into an Amendment and Exchange Agreement (the “Exchange Agreement”) with an institutional investor (the “Lender”) pursuant to which the Company shall authorize one or more series of a new series B convertible preferred stock of the Company, $0.0001 par value, the terms of which are set forth in a certificate of designation for such series of preferred stock designated as Series B-1 Convertible Preferred Stock, $0.0001 par value (the “Series B Preferred Stock”), which Series B Preferred Stock shall be convertible into shares of Common Stock. The Exchange Agreement provides that the Holder shall have the option exchange some or all of the amounts outstanding under the December Note 2023, August Note 2024 and/or the January 2025 Note (collectively the “Original Notes”). At the initial closing the Lender has determined to convert $1,284,881. which is the principal amount plus all accrued interest due under the August Note 2024, into 4,000 shares of Series B Preferred Stock, and such shares of Common Stock issuable pursuant to the terms of the Series B Preferred Stock, including, without limitation, upon conversion or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

The Exchange Agreement provides further that, subject to the terms and conditions set forth in this Exchange Agreement, the Lender may require the Company to participate in one or more Additional Exchanges to exchange such portion of the amounts outstanding under the remaining Original Notes as set forth in such applicable Additional Closing Notice into such aggregate number of shares of such new series of Series B Preferred Stock as set forth in such Additional Closing Notice, and such shares of Common Stock issuable pursuant to the terms of Series B Preferred Stock, including, without limitation, upon conversion of the Additional New Exchange Preferred Shares or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

The foregoing summary of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the actual Exchange Agreement a form of which is filed with the Current Report on Form 8-K filed on May 15, 2025, as Exhibit 10.1, and is incorporated herein by reference.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, including the application of accounting policies for revenue recognition and inventory and technical accounting areas. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from January 1, 2025 through March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A Common Stock. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2024, in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended March 31, 2025, except as set forth below there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

On January 2, 2025, the Company issued 100,000 shares of the Company’s common stock to Benjamin Piggott pursuant to the terms of Benjamin Piggott’s employment agreement.

On February 20, 2025 the Company issued 236,000 shares of the Company’s common stock to an advisor for business advisory services, guidance on growth strategies, and networking with its contacts on a non-exclusive basis for general business purposes.

On March 28, 2025 the Company issued 150,000 shares of the Company’s common stock to an advisor for business advisory services, guidance on growth strategies, and networking with its contacts on a non-exclusive basis for general business purposes.

On March 31, 2025 the Company issued 500,000 shares of the Company’s common stock to David Miller for consulting services.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Form of Securities Purchase Agreement, dated as of January 8, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.2	Form of Senior Secured Convertible Note, dated as of January 13, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.3	Form of Common Share Warrant, dated as of January 13, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.4	Form of Registration Rights Agreement, dated January 13, 2025 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.5	Form of Business Loan and Security Agreement, dated February 20, 2025, by and among Agile Capital Funding, LLC, Agile Lending, LLC, ECD Automotive Design Inc. and Humble Imports Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2025).
10.6	Form of Consulting Agreement, dated February 20, 2025, by and among Agile Capital Funding, LLC, ECD Automotive Design Inc. and Hudson Growth Ventures LLC (incorporated by reference to Exhibit 10.24 to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on March 25, 2025).
10.7	Form of Business Loan and Security Agreement, dated April 4, 2025, by and among Defender SPV LLC, ECD Automotive Design Inc. and Humble Imports Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2025).
10.8*	Amendment, dated May 7, 2025 to the Usage Agreement, dated as of November 14, 2024 by and between Humble Imports Inc d/b/a E.C.D. Automotive Design and Member Hubs Palm Beach, LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2025

ECD Automotive Design, Inc.

/s/ Scott Wallace
	Name:	Scott Wallace
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Benjamin Piggott
	Name:	Benjamin Piggott
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)