Form 10-K/A
period 2024-12-31
ECD Automotive Design, Inc.
filed 2025-07-16
CIK 1922858

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

As of July 14, 2025, there were a total of 48,613,465 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

On April 15, 2025, ECD Automotive Design, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Original Form 10-K”). The purpose of this Amendment No. 1 to the Original Form 10-K (the “Amendment”) is to replace the report of independent registered public accounting firm of Barton CPA PLLC – PCAOB ID #6968 (“Barton CPA”), included in the Original Form 10-K (the “Original AR Letter”) which contained an inadvertent typographical error in that the Original AR Letter omitted to reference that the Company’s balance sheet and financial statements for the year ended December 31, 2023 were covered by Barton CPA’s audit and included in the Original Form 10-K. The Company is hereby filing this Amendment to include a corrected report of independent registered public accounting firm of Barton CPA PLLC, which states that Barton CPA has “audited the accompanying balance sheets of ECD Automotive Design, Inc. and Subsidiaries (Humble Imports, Inc. d/b/a ECD Auto Design) (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.” In this Amendment we have included “F” pages F-1 through F-39 and the corrected report of independent registered public accounting firm appears on pages F-2 and F-3. No other items in the “F” pages or in the Original Form 10-K are being amended and this Amendment does not reflect any events that occurred after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

1

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Certified Public Accountants and Advisors

A PCAOB Registered Firm

713-489-5635 bartoncpafirm.com Cypress, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ECD Automotive Design, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ECD Automotive Design, Inc. and Subsidiaries (Humble Imports, Inc. d/b/a ECD Auto Design) (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Date: July 15, 2025
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

SIGNATURE	TITLE	DATE

/s/ Scott Wallace	Chief Executive Officer and Director	July 15, 2025
Scott Wallace	(principal executive officer)

/s/ Benjamin Piggott	Chief Financial Officer	July 15, 2025
Benjamin Piggott	(principal financial and accounting officer)

/s/ Emily Humble	Chief Product Officer and Director	July 15, 2025
Emily Humble

/s/ Patrick Lavelle	Director	July 15, 2025
Patrick Lavelle

/s/ Robert Machinist	Director	July 15, 2025
Robert Machinist

/s/ Thomas Wood	Director	July 15, 2025
Thomas Wood

2