Form 10-Q
period 2025-06-30
ECD Automotive Design, Inc.
filed 2025-08-20
CIK 1922858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 18, 2025, the registrant had 57,074,093 shares of common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ECD AUTOMOTIVE DESIGN, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$605,305	$1,476,850
Accounts receivable, net	606,355	45,022
Inventories	7,918,552	11,181,806
Prepaid and other current assets	211,141	239,864
Total current assets	9,341,353	12,943,542

Goodwill	1,291,098	1,291,098
Property and equipment, net	437,257	483,878
Intangible asset, net	7,500	12,000
Right-of-use assets	3,218,074	3,404,983
Deposit	60,200	60,200
TOTAL ASSETS	$14,355,482	$18,195,701

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,966,179	$2,494,664
Accrued expenses	1,704,981	1,686,598
Deferred revenue	8,969,670	11,802,825
Lease liability, current	354,576	353,612
Floor plan payable	498,320	1,212,000
Other payables	885,325	1,364,222
Notes payable	1,762,699	-
Total current liabilities	16,141,750	18,913,921

Lease liability, non-current	3,199,502	3,373,571
Convertible notes, net of debt discount	18,142,482	14,085,932
Warrant liabilities, at fair value	589	486,559
Conversion option, at fair value	1,219	313,191
Total liabilities	37,485,542	37,173,174

Commitments and contingencies (Note 14)	-	-

Series A preferred stock, $0.0001 par value, 20,000,000 authorized shares; 15,000 and 6,500 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	1

Stockholders’ deficit:
Series B preferred stock, $.0001 par value, 4,000 authorized; 0 issued shares and 0 outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Series C preferred stock, $0.0001 par value, 200,000 authorized shares; 2,550 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.0001 par value, 1,000,000,000 authorized shares; 47,582,259 shares and 36,499,662 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4,758	3,650
Additional paid-in capital	5,445,078	2,576,498
Other comprehensive income	(8,361)	(6,696)
Accumulated deficit	(28,571,537)	(21,550,926)
Total Stockholders’ Deficit	(23,130,062)	(18,977,474)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$14,355,482	$18,195,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net	$7,015,892	$6,454,418	$13,437,263	$13,444,164
Cost of goods sold (exclusive of depreciation expense shown below)	5,627,448	4,399,575	10,284,247	9,863,688
Gross profit	1,388,444	2,054,843	3,153,016	3,580,476

Operating expenses:
Advertising and marketing expenses	281,503	284,572	572,382	627,981
General and administrative expenses	3,674,492	2,269,299	7,068,034	4,412,849
Provision for credit losses	20,213	-	29,508	-
Depreciation and amortization expenses	25,757	32,347	51,121	75,099
Total operating expenses	4,001,965	2,586,218	7,721,045	5,115,929

Loss from operations	(2,613,521)	(531,375)	(4,568,029)	(1,535,453)

Other income (expense)
Interest expense	(2,105,348)	(1,306,524)	(3,962,327)	(2,442,824)
Change in fair value of warrant liabilities	42,744	(286,684)	519,327	(452,045)
Change in fair value of conversion option liabilities	88,510	(176,194)	360,989	(236,859)
Gain on conversion of debt to preferred stock	433,881	-	433,881	-
Foreign exchange loss	(15,338)	(5,816)	(8,829)	(10,520)
Resale commissions income	16,680	-	61,600	85,100
Other income (expense), net	(117,902)	267,386	(257,223)	225,812
Total other expense, net	(1,656,773)	(1,507,832)	(2,852,582)	(2,831,336)

Loss before income taxes	(4,270,294)	(2,039,207)	(7,420,611)	(4,366,789)
Income tax benefit (expense)	-	9,712	400,000	(522,568)

Net loss	$(4,270,294)	$(2,029,495)	$(7,020,611)	$(4,889,357)

Net loss per common share, basic and diluted	$(0.11)	$(0.06)	$(0.19)	$(0.15)
Weighted average number of common shares outstanding, basic and diluted	37,222,427	31,976,585	36,309,363	31,898,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

			Preferred Stock		Common Stock		Additional		Accumulated Other	Total Stockholders’
	Series A Shares	Amount	Series C Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Income (loss)	Equity (Deficit)
Balance, December 31, 2024	6,500	$1	-	$-	36,499,662	$3,650	$2,576,498	$(21,550,926)	$(6,696)	$(18,977,474)
Reversal of conversion of redeemable preferred shares	18,500	2	-	-	(1,850,000)	(185)	183	-	-	(2)
Share-based compensation	-	-	-	-	-	-	475,550	-	-	475,550
Issuance of common shares	-	-	-	-	736,000	74	212,090	-	-	212,164
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(3,757)	(3,757)
Net loss	-	-	-	-	-	-	-	(2,750,317)	-	(2,750,317)
Balance at March 31, 2025	25,000	3	-	-	35,385,662	3,539	3,264,321	(24,301,243)	(10,453)	(21,043,836)
Issuance of preferred stock	-	-	4,000	-	-	-	663,164	-	-	663,164
Conversion of preferred stock to common stock	(10,000)	(1)	(1,450)	-	9,030,452	903	(150)	-	-	753
Conversion of convertible notes to common stock	-	-	-	-	1,163,145	116	258,315	-	-	258,431
Share-based compensation						-	1,064,630			1,064,630
Issuance of common shares					2,003,000	200	194,798			194,998
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	2,092	2,092
Net loss	-	-	-	-	-	-	-	(4,270,294)	-	(4,270,294)
Balance, June 30, 2025	15,000	$2	2,550	$-	47,582,259	$4,758	$5,445,078	$(28,571,537)	$(8,361)	$(23,130,062)

			Preferred Stock		Common Stock		Additional		Accumulated Other	Total Stockholders’
	Series A Shares	Amount	Series C Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Income (loss)	Equity (Deficit)
Balance, December 31, 2023	25,000	$3	-	$-	31,874,662	3,187	$-	$(10,779,475)	$-	$(10,776,288)
Issuance of common shares	-		-	-	25,000	3	249,997	-	-	250,000
Net loss	-	-	-	-	-	-	-	(2,859,862)	-	(2,859,862)
Balance, March 31, 2024	25,000	3	-	-	31,899,662	3,190	249,997	(13,639,337)	-	(13,386,150)
Issuance of common share	-	-	-	-	200,000	20	159,129	-	-	159,149
Fair value of share based compensation	-	-	-	-	-	-	22,810	-	-	22,810
Net loss	-	-	-	-	-	-	-	(2,029,495)	-	(2,029,495)
Balance, June 30, 2024	25,000	$3	-	$-	32,099,662	$3,210	$431,936	$(15,668,832)	$-	$(15,233,686)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(7,020,611)	$(4,889,357)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization expense	51,121	75,099
Gain on FV conversion of debt to preferred stock	(433,881)	-
Change in fair value of warrant liabilities	(519,327)	452,045
Change in fair value of conversion option liabilities	(360,989)	236,860
Noncash lease expense	186,909	176,682
Income tax (benefit) expense	(400,000)	-
Amortization of debt discount	1,123,162	868,616
Share-based compensation	1,948,094	256,959
Provision for credit losses	29,508	(8,033)
Paid in kind interest	2,007,292	-
Inventory write off	353,377	-
Changes in operating assets and liabilities:
Accounts receivable	(590,840)	(61,062)
Inventories	2,909,877	371,298
Prepaid and other current assets	28,723	(371,462)
Deposit	-	17,486
Deferred tax asset	-	515,444
Accounts payable	(528,485)	203,802
Accrued expenses	58,220	1,056,933
Deferred revenue	(2,833,155)	(3,070,627)
Other payables	(78,897)	538,468
Deferred tax liability	-	7,124
Lease liability	(173,105)	(153,776)
Net cash used in operating activities	(4,243,007)	(3,777,501)

Cash flows from investing activities:
Disposal of asset	-	6,718
Purchase of assets	-	(23,764)
Net cash used in investing activities	-	(17,046)

Cash flows from financing activities:
Repayment of floor plan payable	(1,271,138)	(356,000)
Proceeds from floor plan payable	557,458	1,677,000
Proceeds from convertible note	2,548,060	-
Proceeds from notes payable	3,399,300	-
Debt issuance costs	(346,267)	-
Repayment of notes payable	(1,514,286)	-
Net cash provided by financing activities	3,373,127	1,321,000

Effect of translation changes on cash	(1,665)	-

Net (decrease) increase in cash and cash equivalents	(871,545)	(2,473,547)
Cash and cash equivalents, beginning of year	1,476,850	8,134,211
Cash and cash equivalents, end of year	$605,305	$5,660,664
Supplemental cash flow disclosure:
Cash paid for interest	$176,277	$660,086

Supplemental disclosure of noncash cash flow information
Conversion of convertible notes and interest to common stock	$258,431	$-
Conversion of convertible notes and interest to preferred stock	$663,164
Initial classification of warrant liabilities	$33,357	$-
Initial classification of conversion option liability	$49,017	$-
Issuance of common stock	$74	$-
Reversal of conversion of redeemable preferred stock into common stock	$(185)	$-
Intangible asset acquired	$-	$1,309,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

ECD Automotive Design, Inc (the “Company,” “ECD,” “we,” “us,” or “our”) is engaged in the production and sale of Land Rover vehicles, Jaguar E-Types, Classic Ford Mustangs and Toyota FJ40s. Since the Company’s commencement of operations in 2013, it has established a facility geared towards producing the most customized Land Rovers with the highest quality of parts and the highest quality labor force building each vehicle. The Company primarily earns revenue from the sale of the customized vehicle delivered directly to the customer. Additionally, revenue is generated from providing repair or upgrade services to customers and from the sale of extended warranties.

The Company also consolidates, ECD Auto Design UK LTD (“ECD UK”), a private limited company incorporated on July 16, 2021 in England and Wales. ECD UK was formed for the purpose of procuring parts overseas for the Company. ECD UK is a consolidated variable interest entity (“VIE”) for which the company is the primary beneficiary. The Company is the primary beneficiary of ECD UK as it has both the power to direct the most significant activities impacting on its economic performance and the obligation to absorb losses or receive benefits significant to them.

In April 2024, the Company acquired certain assets of BNMC Continuation Cars LLC (“BNMC”). The assets and the ongoing performance of BNMC are now included in the consolidated results of operations of ECD.

NOTE 2. GOING CONCERN

As of June 30, 2025, the Company had cash and cash equivalents of approximately $0.6 million and a working capital deficit of approximately $6.8 million.

The Company’s primary source of operating funds since inception has been from cash receipts from sales and proceeds from loans payable.

Management’s assessment of the Company’s ability to continue as a going concern involves making a judgment, at a particular point in time, about inherently uncertain future outcomes of events or conditions. Any judgment about the future is based on information available at the time at which the judgment is made. Subsequent events may result in outcomes that are inconsistent with judgments that were reasonable at the time they were made.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Going Concern (“ASC 205”), Management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are available to be issued. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of ECD and ECD Auto Design UK Ltd. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S GAAP”, or “GAAP”), expressed in U.S. dollars. In the opinion of management, all adjustments necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. All such adjustments consisted of all normal recurring items, including the elimination of all intercompany transactions and balances. References to GAAP issued by the FASB in these accompanying notes to the unaudited condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the 2024 Form 10-K/A, filed with the SEC on July 16, 2025.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include assumptions used in revenue recognition, useful life of assets, and allowance for credit losses.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000. As of June 30, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Revenue Recognition

Revenue is recognized when the Company transfers title of promised goods or provides services to the customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

No one customer exceeded 10% of revenue for the three and six months ended June 30, 2025 and 2024.

Product Revenue – Builds

The Company generates revenue through the sales of rebuilt or upgraded Land Rover Defender, Range Rover Classics, Land Rover Series, Jaguar E-Types, and Mustang vehicles directly to customers. There is a single performance obligation in all of the Company’s contracts, which is the Company’s promise to transfer the Company’s product to customers based on the transfer of title or shipping terms in the arrangement. The entire transaction revenue is allocated to this performance obligation.

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

Warranty Reserve

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including quality control test and driving vehicles, the warranty obligation is affected by historical warranty costs per vehicle. Should actual costs differ from the Company’s estimates, revisions to increase or decrease the estimated warranty liability may be required.

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

Applying the practical expedient in ASC 606, the Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. The Company records the related costs as part of the cost of goods sold.

Disaggregation of Revenue

The following table summarizes the Company’s net revenues disaggregated by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Builds	$6,910,684	$6,347,465	$13,318,583	$13,246,819
Warranty and other	105,208	106,953	118,680	197,345
Total revenues, net	$7,015,892	$6,454,418	$13,437,263	$13,444,164

Deferred revenue and remaining performance obligation:

	June 30, 2025	December 31, 2024

Beginning balance, January 1	$11,802,825	$16,190,861
Additional deposits received	8,316,944	19,476,465
Revenue Recognized during the year at a point-in-time	(11,150,099)	(23,864,501)
Ending balance	$8,969,670	$11,802,825

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

As of June 30, 2025 and December 31, 2024, the Company had customer deposits in the amount of $7,988,974 and $8,130,324, respectively and deferred revenue of $980,696 and $3,762,501, respectively. The customer deposits and deferred revenue are typically recognized in revenue at a point in time within the next twelve months as the custom build vehicles are delivered and title has been transferred to customers.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The Company had trade accounts receivable of $638,268 as of June 30, 2025 and a recorded allowance for credit losses of $31,913, resulting in a net trade accounts receivable balance of $606,355. The Company had trade accounts receivable of $47,428 as of December 31, 2024 and a recorded allowance for credit losses of $2,406, resulting in a net trade accounts receivable balance of $45,022.

As of June 30, 2025, amounts due from three customers exceeded 10% of accounts receivable individually and totaled approximately 64% of accounts receivable in the aggregate. As of December 31, 2024, amounts due from one customer exceeded 10% of accounts receivable individually and totaled approximately 84% of accounts receivable in the aggregate.

Inventories

Work in progress, work in progress – shipping and consumables, and work in progress – labor costs reported in inventories are carried at the lower of cost or net realizable value. Cost is determined on the basis of the direct and indirect costs that are directly attributable. The measurement of inventories is generally based on the weighted average method. Finished goods inventory is comprised of vehicles for which the build is completed but title has not been legally transferred, or in some cases, the vehicle has not been delivered. The measurement of finished goods inventories is the total cost of the materials, shipping and consumables, and labor attributed to the build of each specific completed vehicle. Overhead costs are allocated to inventory based on the rate of inventory turned for the period. As of June 30, 2025 and December 31, 2024, inventory was $7,918,552 and $11,181,806, respectively.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for the three and six months ended June 30, 2025 and 2024.

Income taxes

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

While the Company remains in a financial reporting loss position based on a cumulative pre-tax loss for the six month period ended June 30, 2025, the determination of the valuation allowance is based on its evaluation of the periods over which future taxable items are expected to be utilized to offset tax loss and deduction carryforward items in those future periods. That is, future forecasts of our taxable income are not considered in the evaluation of realizability of its deferred tax assets. Therefore, changes in its deferred tax asset valuation allowances will primarily be affected by changes in the estimates of the time periods over which those future taxable items will occur.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the unaudited condensed consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of June 30, 2025 and December 31, 2024. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the unaudited condensed consolidated financial statements. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The open tax years for the tax returns generally include 2021 through 2024 for state and federal reporting purposes.

Loss Per Share

The Company accounts for net loss per share in accordance with ASC subtopic 260, Earnings Per Share (“ASC 260”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. For the three and six months ended June 30, 2025 and 2024, all potentially dilutive securities were not included in the calculation of diluted net income (loss) per share as their effect would be anti-dilutive.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use asset (“ROU asset”) and short-term and long-term lease liability are included on the face of the unaudited condensed balance sheets.

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

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to the unaudited condensed consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of cash, accounts receivable, accounts payable and accrued expenses, and other payables approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of lease liability also approximates fair value since the recognition of the instrument reflects a market rate of interest. None of these instruments are held for trading purposes.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Fair Value Measurements

Fair value is defined as the price that would be received for the sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurement (“ASC 280”) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its Common Stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

Convertible Notes Payable

When the Company issues convertible debt, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine (1) whether the instrument should be classified as a liability under ASC 480, and (2) whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of a “derivative” in ASC 815. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the unaudited condensed consolidated balance sheet at fair value, with any changes in its fair value recognized currently in the unaudited condensed consolidated statements of operations. See Note 10 “Debt” for further information.

Stock-based compensation

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and non-employees including grants of stock options, to be recognized as expense in the statements of operations based on their grant date fair values.

The Company periodically issues common stock and common stock options to employees and consultants for various services.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

New Accounting Pronouncements

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The standard requires additional disclosure of certain costs and expenses within the notes to the financial statements. The provisions of the standard are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This accounting standards update may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this accounting standard update on its unaudited condensed consolidated financial statements.

All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 4. INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2025	2024
Inventory – work in progress	$4,018,483	$4,480,440
Inventory – work in progress shipping and consumables	575,485	640,675
Inventory – work in progress labor	754,421	699,087
Resale inventory	611,500	931,990
Finished Goods	1,533,274	3,832,907
Overhead allocated to inventory	425,389	596,707
	$7,918,552	$11,181,806

NOTE 5. PREPAIDS AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	June 30,	December 31,
	2025	2024
Prepaid expenses	$36,558	$213,914
Prepaid insurance	165,211	3,970
VAT receivable	-	21,980
Other receivable	9,372	-
	$211,141	$239,864

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2025	2024
Computer equipment	$12,740	$12,740
Office furniture	36,163	36,163
Manufacturing equipment	659,974	659,974
Vehicles	61,360	61,360
Building improvements	3,092	3,092
	773,329	773,329
Less: accumulated depreciation	(336,072)	(289,451)
	$437,257	$483,878

Depreciation expense related to the Company’s property and equipment was $23,507 and $30,847 for the three months ended June 30, 2025 and 2024, respectively, and $46,621 and $75,599 for the six months ended June 30, 2025 and 2024, respectively, which were included in the accompanying unaudited condensed consolidated statements of operations.

NOTE 7. LEASES

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

The Company’s commercial properties are subject to Common Area Maintenance (“CAM”) charges, which represent the tenant’s pro-rata share of the operating expenses incurred by the landlord in the operation of the buildings. These expenses include, but are not limited to, property taxes, insurance premiums, utilities for common areas, maintenance and service agreements and supplies and materials used in the operation and maintenance of the property, cost of repairs and enhancements to common areas, owner’s association fees, and cost of capital improvements or modifications only if the capital improvements reduce operating costs. The Company’s share of the CAM is paid by the Company as additional rent based on the landlord’s written estimate of the CAM for the following year. Within 150 days following the end of each calendar year the landlord provides a statement to the Company reconciling the estimated CAM expenses for the year to the actual costs incurred. The Company does not include CAM charges in the calculation of their right-of-use assets or lease liabilities.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease expenses
Operating lease expenses	$150,278	$150,278	$300,556	$300,556
Short-term lease costs	18,750	-	33,750	-
Variable and other lease costs	5,754	25,900	8,079	34,728
Total lease cost	$174,782	$176,178	$342,385	$335,284

Cash paid for operating leases was $286,820 and $227,650 for the six months ended June 30, 2025, and 2024, respectively.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

For operating lease assets and liabilities, the weighted average remaining lease term was 8.19 years and 8.59 years as of June 30, 2025, and December 31, 2024, respectively. The weighted average discount rate used in the valuation over the remaining lease terms was 6.3% as of June 30, 2025, and December 31, 2024, respectively.

Maturity analysis under the lease agreement is as follows:

Total
2025 (excluding six months ended June 30, 2025)	$288,608
2026	535,720
2027	492,318
2028	508,885
2029 and beyond	2,765,297
4,590,828
Less: present value discount	(1,036,750)
Lease liability	$3,554,078

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Accrued interest	$137,785	$578,456
Consulting and professional fees	405,602	37,789
Franchise tax	18,800	33,176
Warranty reserve	631,474	529,129
Accrued payroll	342,123	417,977
Other	169,197	90,071
	$1,704,981	$1,686,598

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2025	December 31, 2024
PPG payable	$33,967	$61,676
Income tax payable	715,559	1,115,559
Share issuance liability	100,000	150,000
Other	35,799	36,987
	$885,325	$1,364,222

NOTE 10. DEBT

Securities Purchase Agreement

On October 6, 2023 the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional Lender (the “Lender”) pursuant to which the Company issued to the Lender a senior secured convertible note (the “December 2023 Convertible Note”) in exchange for a loan in the principal amount of $15,819,209. The December 2023 Convertible Note shall accrue interest at an annual rate equal to the Prime Interest rate plus 5% per annum which is payable quarterly in cash, or upon the Company’s option, in securities of the Company provided certain conditions are met at the increased interest rate of the Prime Interest rate plus 8% per annum. The Company is required to pay a late charge of 12% per annum (“Late Charges”) on any amount of principal or other amounts that are not paid when due. The December 2023 Convertible Note is convertible into shares of the Company’s common stock, par value $0.0001 per share at the option of the Lender at a conversion price of $10.00 per share, subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the common stock issuable upon conversion of the December 2023 Convertible Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $6.00. The conversion price is subject to a downward adjustment if the Company issues equity in the future at a price less than $10.00, except for equity issued in connection with certain strategic acquisitions. The conversion price is also subject to a downward adjustment if the Company fails to satisfy certain performance conditions set forth in the December 2023 Convertible Note. Upon the Lender’s conversion, the conversion amount shall be equal to 115% of the principal amount to be converted under the December 2023 Convertible Note plus any accrued and unpaid interest and accrued and unpaid Late Charges on such principal and interest, if any (the “Conversion Rate”). Lender’s ability to convert the December 2023 Convertible Note into shares of common stock is subject to a 4.99% blocker, such that Lender cannot convert the December 2023 Convertible Note into shares of common stock to the extent it will make the Lender a beneficial owner of more than 4.99% of the common stock. The Company has the option to prepay the December 2023 Convertible Note, upon thirty (30) business day written notice, by paying the product of the 20% redemption premium multiplied by the greater of (i) the conversion amount to be redeemed and (ii) the product of (x) the Conversion Rate with respect to the conversion amount to be redeemed multiplied by (y) the greatest closing sale price of the Company’s common stock on any trading day immediately preceding such notice of redemption and the date the Company makes the entire payment required.

The Company reviewed the conversion upon event of default feature under ASC 815 and determined that the conversion upon event of default feature is considered an embedded derivative that should be bifurcated from the host instrument requiring fair value accounting at issuance with all changes in fair value after the issuance date recorded in the unaudited condensed statement of operations (See Note 15).

The December 2023 Convertible Note has a maturity date of December 12, 2026 and will rank senior to all outstanding and future indebtedness of the Company and its subsidiaries. The December 2023 Convertible Notes are secured by a first priority perfected security interest in all the existing and future assets of the Company and its direct and indirect subsidiaries, including a pledge of all of the capital stock of each of the subsidiaries. The December 2023 Convertible Note also provides that the Company and its subsidiaries execute a guaranty (the “Guaranty”) to guarantee the obligations under the December 2023 Convertible Note and the Security Agreement, that all insider stockholders of the common stock shall execute a lock-up agreement (the “Lock-Up Agreement”) restricting their sale of the common stock until six months after the registration statement registering the shares of common stock underlying the December 2023 Convertible Note is declared effective and a joinder agreement (the “Joinder Agreement”) pursuant to which the Company and its Subsidiaries agree and consent to be parties to the Security Agreement.

On August 9, 2024, the Company entered into a SPA with the Lender pursuant to which the Company issued to the Lender a senior secured convertible note (the “August 2024 Convertible Note”) in exchange for a loan in the principal amount of $1,154,681. The August 2024 Convertible Note has the same terms and conditions as the December 2023 Convertible Note.

On January 8, 2025, the Company entered into a SPA (the “January 2025 SPA”) with the Lender pursuant to which the Lender agreed to waive the pre-existing events of default that occurred under the August Note and the Company Preferred Stock and the Company agreed to execute and deliver to the Lender a senior secured convertible note (the “January 2025 Note”), in exchange for a loan in the principal amount of $1,724,100. The January 2025 Convertible Note has the same terms and conditions as the December 2023 Convertible Note.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Certain events of default under the December 2023 Convertible Note and the Series A Convertible Preferred Stock have occurred based on the following: the Company’s failure to have its resale registration statement on Form S-1 declared effective by the SEC within sixty (60) days of December 12, 2023, the financial statements of the Company’s subsidiary for the years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023 were required to be restated, the fact that the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”) within two (2) trading days of the filing due date of the Form 10-K and the Company did not file its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Form 10-Q”) within two (2) trading days of the filing due date of the Form 10-Q. The December 2023 Convertible Note and the Series A Convertible Preferred Stock each provide for certain remedies based upon the occurrence of an event of default. As a result of the default the Lender under the December 2023 Convertible Note who is also the holder of the Series A Convertible Preferred Stock calculated default interest on the December 2023 Convertible Note of an additional 8% of the principal balance outstanding for seventeen (17) days in May 2024 and an additional 8% of the principal balance outstanding for thirty (30) days in June 2024 (the “Default Interest”). The total Default Interest calculated for the three months ended June 30, 2024 was $165,233 in the aggregate. The Lender has agreed to treat the Default Interest as paid-in-kind interest (“PIK interest”) and the accrued Default Interest was added to the principal balance of the Convertible note on July 1, 2024. In addition, under the terms of the December 2023 Convertible Note and the August 2024 Convertible Note, the Company has accrued default interest from the period from the date the company failed to have its resale registration statement on Form S-1 declared effective by the SEC in February 2024 through September 30, 2024, excluding the period for which the Lender calculated the Default Interest, in the amount of $660,292 (the “Additional Default Interest”). Pursuant to the execution of the August 2024 Convertible Note, the Lender agreed to waive the pre-existing events of default that occurred under the December 2023 Convertible Note.

On June 5, 2025, the Company entered into a SPA (the “June 2025 SPA”) with the Lender for a series of senior secured convertible note up to $21,972,275.38 and pursuant to which the Company executed and delivered to the Lender a senior secured convertible note, dated June 5, 2025 (the “June 2025 Convertible Note”), in exchange for a loan in the original principal amount of $823,960.33.

During the three months ended June 30, 2025, the Lender converted December 2023 Convertible Notes with principal amount of $250,000 and interest payable of $8,431into 1,163,145 shares of Common Stock.

The December 2023 Convertible Note includes an original issue discount of $2,119,209 and debt issuance costs of $3,088,883. The August 2024 Convertible Note includes an original issue discount of $154,681 and debt issuance costs of $95,000. The January 2025 Convertible Note includes an original issue discount of $154,681 and debt issuance costs of $35,000. The June 2025 Convertible Note includes original issue discount of $73,960 and debt issuance costs of $15,000. For the three months and six ended June 30, 2025, the Company recorded $471,764 and $1,095,478 of amortization expense of the debt discount and debt issuance costs in the unaudited condensed consolidated statement of operations. As of June 30, 2025 and December 31, 2024, accrued interest on the December 2023 Convertible Note, the August 2024 Convertible Note, the January 2025 Convertible Note and the June 2025 Convertible Note, including the Additional Default Interest, was $0 and $569,419, respectively, as included with accrued expenses on the accompanying unaudited condensed consolidated balance sheets. See Note 8.

Exchange Agreement

On May 14, 2025, the Company entered into an Amendment and Exchange Agreement (the “Exchange Agreement”) with the Lender pursuant to which the Company shall authorize one or more series of a new series B convertible preferred stock of the Company, $0.0001 par value (see Note 12. Preferred Stock). The Exchange Agreement provides that the Holder shall have the option exchange some or all of the amounts outstanding under the December 2023 Convertible Note, August 2024 Convertible Note and/or the January 2025 Convertible Note (collectively the “Original Notes”). At the initial closing the Lender has determined to convert $1,284,881, which is the principal amount plus all accrued interest due under the August 2024 Convertible Note, into 4,000 shares of Series B Preferred Stock. See Note 12 for further discussion of the conversion.

The table below summarizes the outstanding Convertible Notes as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Principal value of Convertible Notes (1)	$20,888,741	$17,836,864
Debt discount, net of amortization(2)	(2,746,259)	(3,750,932)
Convertible Notes payable	$18,142,482	$14,085,932

(1)

Includes $18,154,462, $0, $1,898,120 and $836,159 of principal for the December 2023, August 2024, January 2025 and June 2025 Convertible Notes at June 30, 2025, respectively.

Includes $16,644,699, $1,192,165, $0, and $0 of principal for the December 2023, August 2024, January 2025 and June 2025 Convertible Notes at December 31, 2024, respectively.

(2)

Includes $2,532,517, $0, $138,828 and $79,914 of debt discount for the December 2023, August 2024, January 2025 and June 2025 Convertible Notes at June 30, 2025, respectively.

Includes $3,419,065, $331,867, $0 and $0 of debt discount for the December 2023, August 2024, January 2025 and June 2025 Convertible Notes at December 31, 2024, respectively.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

During May and June 2025, the Company entered into three loan agreements for $385,000 (“2025 Floor Plan Financings”, collectively with the Floor Plan Financing, the ”Floor Plan Financings”) with another institutional lender. The 2025 Floor Plan Financings represent financing arrangements to facilitate the Company’s purchase of used and trade in vehicles. All 2025 Floor Plan Financings are collateralized by the inventory purchased. These payables become due when the Company sells the vehicle. The interest rate is 24.99%. Interest on outstanding 2025 Floor Plan Financings payable balances are due and payable monthly.

The outstanding balances on Floor Plan Financings as of June 30, 2025 and December 31, 2024, was $498,320 and $1,212,000. Interest expense on the Floor Plan Financings for the three and six months ended June 30, 2025 was $10,127 and $31,322, respectively, and $10,801 for the three and six months ended June 30, 2024.

Business Loan and Security Agreement

On February 20, 2025, the Company entered into a Business Loan and Security Agreement with Agile Lending, LLC (the “Lending Lender”) pursuant to which the Company received a term loan from the Lending Lender in the principal amount of $1,575,000 (the “Agile Loan”) which included an administrative agent fee of $75,000.

On April 4, 2025, the Company entered into a new business loan and security agreement with an effective date of April 4, 2025 (the “New Loan Agreement”) by and among an investor (the “New Lender”), a collateral agent (the “Collateral Agent”), the Company and its subsidiary, Humble Imports Inc., pursuant to which the Company received a term loan from the New Lender in the principal amount of $1,824,300 (the “New Loan”). The New Loan agreement stipulates the Loan should be repaid through sixty-nine (69) equal weekly payments of principal and interest in the aggregate amount of $35,693 per week commencing on April 15, 2025 and ending August 4, 2026 (the “Term”). During the Term, the New Loan will accrue interest in the aggregate amount of $638,505 unless, in the event of default, the New Loan will accrue interest at a fixed per annum rate equal to the rate that is otherwise applicable plus 5% (the “Default Rate”). The New Loan included an administrative expense fee of $40,000 and a lender’s legal fee of $35,000, which sum was netted out of the New Loan. The New Loan is secured by all properties, rights and assets of the Company and Collateral Agent is designated as the collateral agent under the New Loan Agreement.

The net proceeds of the New Loan were used to pay off the Agile Loan in the discounted amount of $1,749,300, including principal and interest. Accordingly, the Agile Loan is paid off and satisfied.

The table below presents the disaggregation of interest expense for the three and six months ended June 30, 2025:

	Three months ended June 30, 2025	Six months ended June 30, 2025
Contractual interest expense	$1,620,186	$2,756,792
Debt discount and issuance cost amortization	485,162	1,205,535
Total	$2,105,348	$3,962,327

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NOTE 11. WARRANT LIABILITIES

As part of the December 2023 Convertible Note, the Company issued warrants to Defender SPV, LLC where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Common Share Warrants”). Simultaneously on December 12, 2023, with the issuance of the Series A Convertible Preferred Stock, the Company issued warrants (the “Preferred Shares Warrants”) where each warrant allows the holder to purchase one share of the Company’s Series A Preferred Stock at $17.58 per share. As of June 30, 2025, there were 1,569,562 Common Share Warrants and 15,819 Preferred Share Warrants outstanding. As of December 31, 2024, there were 1,171,198 Common Share Warrants and 15,819 Preferred Share Warrants outstanding.

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

The Common Share Warrants and the Preferred Share Warrants are recognized as derivative liabilities in accordance with ASC 805. Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the issuance date with the offsetting entry to debt discount. The carrying value of the instruments will be adjusted to fair value through other income (expense) on the unaudited condensed consolidated statement of operations at each reporting period until they are exercised or expire. As of June 30, 2025 and December 31, 2024, the fair value of the Common Share Warrants and the Preferred Share Warrants liabilities are presented within warrant liabilities on the unaudited condensed consolidated balance sheet.

NOTE 12. PREFERRED STOCK

Series B and C Convertible Preferred Stock

At June 30, 2025, there were 2,550 Series C Convertible Preferred Stock issued and outstanding. During the three months ended June 30, 2025, 1,450 Series C Preferred Stock were converted into 6,530,455 shares of Common Stock.

On May 14, 2025, the Company entered into an Amendment and the Exchange Agreement with the Lender pursuant to which the Company shall authorize one or more series of a new series B convertible preferred stock of the Company, $0.0001 par value, the terms of which are set forth in a certificate of designation for such series of preferred stock designated as Series B-1 Convertible Preferred Stock, $0.0001 par value (the “Series B Preferred Stock”), which Series B Preferred Stock shall be convertible into shares of Common Stock. The Exchange Agreement provides that the Holder shall have the option to exchange some or all of the amounts outstanding under the Original Notes. At the initial closing the Lender determined to convert $1,284,881, which is the principal amount plus all accrued interest due under the August 2024 Convertible Note, into 4,000 shares of Series B Preferred Stock, and such shares of Common Stock issuable pursuant to the terms of the Series B Preferred Stock, including, without limitation, upon conversion or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

In connection with the Amendment and Exchange Agreement, the Series B Preferred Stock shares were valued at $851,000 as of May 14, 2025 as part of the conversion from notes payable to preferred stock. The fair value of the Series B Preferred Stock was estimated using a market approach based on the underlying common stock price as of the agreement date and accounted for as an extinguishment of debt. The following terms were used as part of the exchange: conversion rate of 575 common shares per preferred share, conversion rate of $1,150 and stated value of $1,000 per preferred share. The gain on the conversion of fair value of the Series B Preferred Stock was $433,881 for the three months ended June 30, 2025, and is reported with Other (income) expense in our unaudited condensed consolidated statements of operations.

On June 20, 2025, the Company entered into a Second Amendment and Exchange Agreement (the “Second Exchange Agreement”) with the Lender pursuant to which the Company shall authorize one or more series of a new series C convertible preferred stock of the Company, the terms of which are set forth in a certificate of designation for such series of preferred stock designated as Series C Convertible Preferred Stock, $0.0001 par value (the “Series C Preferred Stock”), which Series C Preferred Stock shall be convertible into shares of Common Stock. The Second Exchange Agreement provides that the Holder shall have the option to exchange (a) some or all of the amounts outstanding under the Original Notes, and (b) the 4,000 shares of Series B Preferred Stock. At the initial closing the Lender determined to convert the 4,000 shares of Series B Preferred Stock, into 4,000 shares of Series C Preferred Stock, and such shares of Common Stock issuable pursuant to the terms of the Series C Preferred Stock, including, without limitation, upon conversion or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

The Second Exchange Agreement provides further that, subject to the terms and conditions set forth in this Second Exchange Agreement, the Lender may require the Company to participate in one or more Additional Exchanges to exchange such portion of the amounts outstanding under the remaining Original Notes as set forth in such applicable closing notice related to such exchange into such aggregate number of shares of such new series of Series C Preferred Stock as set forth in such additional closing notice related to such exchange, and such shares of Common Stock issuable pursuant to the terms of Series C Preferred Stock, including, without limitation, upon conversion of the shares of Series C Preferred Stock held by the Lender or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

In connection with the Second Exchange Agreement, the Board of Directors of the Company has approved and authorized the filing with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of ECD Automotive Design, Inc. (the “Series C Certificate”) to authorize the Series C Preferred Stock as required by the Second Exchange Agreement.

Dividends

Unless converted or redeemed, the holder of Series C Preferred Stock shall receive an annual dividend at a rate of 5% per annum payable in arrears on a quarterly basis commencing on October 1, 2025 (each a “Dividend Date”). Dividends shall be payable to each holder of Series C Preferred Stock by increasing the stated value of each such share of Series C Preferred Stock on a dollar-for-dollar basis, or at the option of the Company to pay such dividends in cash.

Conversion Rights

At any time after issuance, the Series C Preferred Stock are convertible, in whole or in part, at the holder’s option, into shares of the Company’s common stock, par value $0.0001 per share at the a conversion price of $2.00 per share (the “Conversion Price”), subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. Upon the Lender’s conversion of the Series C Preferred Stock, the shares underlying the Series B Preferred Stock shall be equal to the number of shares of Series C Preferred Stock to be converted at a 15% premium to the stated value thereof plus any accrued and unpaid dividends, and accrued and unpaid late charges on such dividends, if any (the “Conversion Rate”).

Alternate Optional Conversion. From and after the occurrence of a triggering event, each holder may alternatively elect to convert the Series C Preferred Stock into shares of our Common Stock at the “Alternate Conversion Price”, which is equal to the lowest of:

●	The Conversion Price then in effect; and

●	the greater of:

○	The floor price then in effect; and

○	85% of the lowest volume weighted average price of our Common Stock during the 10 consecutive trading days immediately prior to the date on which we received written notice of such conversion from such holder.

The floor price is equal to $0.10. The conversion price is also subject to a downward adjustment if the Company fails to satisfy certain performance conditions set forth in the Second Exchange Agreement.

Series A Convertible Preferred Stock

At June 30, 2025, there were 15,000 Series A Convertible Preferred Stock issued and outstanding. During the three months ended June 30, 2025, 10,000 Series A Preferred Stock were converted into 1,000,000 shares of Common Stock.

At December 31, 2024 there were 6,500 shares of Series A Convertible Preferred Stock issued and outstanding. On August 30, 2024, the holders of 18,500 shares of Series A Convertible Preferred Stock converted such shares for 1,850,000 shares of common stock. In January 2025, the conversion of such preferred shares was reversed by the Company’s transfer agent and the holder was issued 18,500 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock shall rank senior to all shares of Common Stock, and to all other classes or series of capital stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

NOTE 13. STOCKHOLDERS’ EQUITY

Common stock

During the three months ended June 30, 2025, the Lender converted December 2023 Convertible Notes with principal amount of $250,000 and interest payable of $8,431into 1,163,145 shares of Common Stock.

During the three months ended June 30, 2025, 10,000 Series A Preferred Stock were converted into 1,000,000 shares of Common Stock. During the three months ended June 30, 2025, 1,450 Series C Preferred Stock were converted into 6,530,455 shares of Common Stock.

On February 21, 2025, pursuant to the Advisor consulting agreement, as defined below, the Company issued 236,000 shares of common stock.

On January 13, 2025, pursuant to the January 2025 SPA, the Company issued 500,000 shares of common stock.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Warrants

As part of the Company’s initial public offering (“IPO”), warrants were issued to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, a private sale of warrants was completed where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share.

As of June 30, 2025 and December 31, 2024, there were 11,500,000 Public Warrants and 257,500 Private Warrants outstanding.

The Public Warrants and the Private Warrants expire on December 12, 2026 or earlier upon redemption or liquidation and are currently exercisable, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share.

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

The maximum number of shares reserved for the grant of awards under the Plan shall be 15,000,000.

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

As of June 30, 2025, no awards were granted under the Equity Incentive Plan.

Each of its four non-employee directors received a one-time grant of stock options to purchase up to 15,000 shares of Common Stock, exercisable at a purchase price which shall be equal to 110% of the price per share of the Common Stock at the Closing Date. In addition, in the first quarter of 2024 the Company entered into a consulting agreement whereby it issued 100,000 fully paid up non-forfeitable shares of restricted common stock. The shares were issued in the three months ended June 30, 2024. All shares of Company restricted common stock will be subject to a 12-month lock-up period from the time of issuance.

In February 2024, the Company entered into a one-year consulting agreement (the “Agreement”) with an investor relations firm for the purposes of developing, implementing and maintaining an ongoing stock market support system for the Company with the general objective of expanding awareness in the Company. In connection with this agreement, the Company has committed to pay $14,500 per month for the first four months of service and $12,500 per month thereafter. The Company also issued 100,000 shares of restricted common stock on May 9, 2024. All shares of Company restricted Company common stock will be subject to a 12-month lock up from the time of issuance. The agreement also provides for incentive shares as follows:

●	If within six (6) months of the Effective Date of the Agreement, investors hold 2.5 million or more shares of Company common stock as a result of the investor relations firm introductions, the Company will issue 25,000 shares of restricted Company common stock to the investor relation firm within ten (10) days of achieving such milestone.

●	If within six (6) months of the Effective Date of the Agreement, investors hold 5.0 million or more shares of Company common stock as a result of the investor relations firm introductions, the Company will issue 25,000 shares of restricted Company common stock to the investor relation firm within ten (10) days of achieving such milestone.

●	If within six (6) months of the Effective Date of the Agreement, investors hold 10.0 million or more shares of Company common stock as a result of the investor relations firm introductions, the Company will issue 25,000 shares of restricted Company common stock to the investor relation firm within ten (10) days of achieving such milestone.

●	If within nine (9) months of the Effective Date of the Agreement the ten (10) day Volume Weighted Average Price (“VWAP”) of Company common stock equals or exceeds $1.90 per share, the Company will issue 50,000 shares of restricted Company common stock to the investor relations firm within ten (10) days of achieving such milestone. All VWAP calculations shall exclude a ten (10) day trading period following any publicly announced M&A transaction.

●	If within twelve (12) months of the Effective Date of the Agreement the ten (10) day Volume Weighted Average Price (“VWAP”) of Company common stock equals or exceeds $3.90 per share, the Company will issue 50,000 shares of restricted Company common stock to the investor relations firm on the twelve (12) month anniversary of the Effective Date. All VWAP calculations shall exclude a ten (10) day trading period following any publicly announced M&A transaction.

In January 2025, pursuant to the employment agreement for the Company’s prior Chief Financial Officer the Company recognized stock-based compensation for 100,000 shares of the Company’s common stock, valued at the market price of the Company’s common stock on January 2, 2025 of $0.94 per share, or $94,000. The share-based compensation is recorded in general and administrative expenses and in additional paid-in-capital in the accompanying unaudited condensed consolidated statements of changes in stockholders’ deficit.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

In March 2025, into a one month consulting agreement (the “Third Agreement”) with the Advisors for business advisory services. In connection with this agreement, the Company recognized stock-based compensation for 150,000 shares of the Company’s common stock, valued at the market price of the Company’s common stock on March 28, 2025 of $0.587 per share, or $88,050. The share-based compensation is recorded in general and administrative expenses and in additional paid-in-capital in the accompanying unaudited condensed consolidated statements of changes in stockholders’ deficit. These shares were issued in May 2025.

On March 31, 2025, the Company entered into an amended consulting agreement. Pursuant to the terms of the amendment, the Company issued 500,000 bonus shares of Company common stock to replace cash payments for the consulting fees in the aggregate of $30,000 for the months of January through March 2025 and a $250,000 cash bonus, for a total value of $293,500. The share-based compensation is recorded in general and administrative expenses and in addition paid-in-capital in the accompanying unaudited condensed consolidated statements of changes in stockholders’ deficit. These shares were issued in May 2025.

For the three months ended June 30, 2025 and 2024, pursuant to the compensation plan for the Company’s non-employee directors in which the non-employee directors will receive a payment of $12,500 per each quarterly meeting, the Company recognized $37,500 in each quarter of stock-based compensation. For the six months ended June 30, 2025 and 2024, the Company recognized $75,000 and $37,500, respectively, of stock-based compensation. The accrued stock issuance is presented as a share issuance liability in the accompanying unaudited condensed consolidated balance sheet. Management issued 150,000 shares of common stock related to the 2024 non-employee directors compensation in May 2025.

The Equity Purchase Facility Agreement

On June 20, 2025, the Company and an unrelated third party accredited investor (the “Investor”) entered into an equity purchase facility agreement (the “EPFA”). Pursuant to the EPFA, the Company has the right to issue and sell to the Investor, from time to time as provided therein, and the Investor must purchase from the Company, up to an aggregate of $500 million (the “Commitment Amount”) in newly issued shares (the “Advance Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to the satisfaction or waiver of certain conditions.

NOTE 14. COMMITMENTS AND CONTINGENCIES

From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2025 and 2024, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.

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

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

NOTE 15. FAIR VALUE MEASUREMENTS

The Company accounts for certain assets and liabilities at fair value and classifies these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Assets and liabilities subject to fair value measurements are as follows:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities – Common Share Warrants	$-	$-	$589	$589
Warrant liabilities – Preferred Share Warrants	-	-	-	-
Derivative Liability	-	-	1,219	1,219
Total liabilities	$-	$-	$1,808	$1,808

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities – Common Share Warrants	$-	$-	$486,495	$486,495
Warrant liabilities – Preferred Share Warrants	-	-	64	64
Derivative Liability	-	-	313,191	313,191
Total liabilities	$-	$-	$799,750	$799,750

The Common Share Warrants and the Preferred Share Warrants were valued using a Black-Scholes option pricing model utilizing assumptions related to the contractual terms of the instruments, estimated volatility of the price of the Common Stock and current interest rates.

The following table provides quantitative information regarding Level 3 fair value measurements for Common Share Warrants and Preferred Share Warrants as of June 30, 2025:

	Preferred Share Warrant June 30, 2025	Common Share Warrant June 30, 2025
Exercise price	$17.58	$11.50
Share price	$0.26	$0.26
Volatility	99.24%	99.24%
Expected life	.75	1.45
Risk-free rate	3.96%	3.96%
Dividend yield	-	-

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

	Common Share Warrants	Preferred Share Warrants	Warrant Liability
Fair value as of December 31, 2024	$486,495	$64	$486,559
Initial Measurement, January 13, 2025	33,357	-	33,357
Change in fair value	(519,264)	(64)	(519,328)
Fair value as of June 30, 2025	588	-	588

The conversion upon the event of default derivative liability of the Convertible Promissory Note was valued using a Black Scholes option pricing model terms related to the terms of the Convertible Promissory Note (see Note 10), estimated volatility of the price of the Common Stock and current interest rates.

The following table provides quantitative information regarding Level 3 fair value measurements for the conversion upon the event of default derivative liability as of June 30, 2025:

June 30, 2025
Exercise price	$10.00
Share price	$0.26
Volatility	99.24%
Expected life	1.45
Risk-free rate	3.96%
Dividend yield	-

The following table presents a summary of the changes in the fair value of the conversion upon the event of default derivative liability, a Level 3 liability, measured on a recurring basis.

Derivative liability
Fair value as of December 31, 2024	$313,191
Initial measurement, January 13, 2025	49,017
Change in fair value	(360,989)
Fair value as of June 30, 2025	$1,219

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NOTE 16. RELATED PARTY TRANSACTIONS

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

Certain Transactions of ECD

Beginning on January 5, 2021, ECD entered into a verbal agreement with Overland Auto Transport Inc d/b/a Luxury Automotive Transport, Inc. (“TransportCo”), a company which is 100% owned by Ashley Humble, Thomas Humble’s father, and has ECD as its only customer. Thomas Humble, an officer of ECD, and Elliot Humble, an officer of ECD, are both directors of TransportCo, however they receive no compensation for their services to TransportCo. TransportCo assists ECD with the intermediation of transportation services for ECD’s products, by locating providers of and booking the required services. TransportCo offers ECD competitive pricing for its services. On September 27, 2023, we entered into a written agreement with TransportCo (the “TransportCo Agreement”) covering the services TransportCo provides to ECD and the compensation paid for such services. As of June 30, 2025, and December 31, 2024, the Company had $0 outstanding under this agreement included in accounts payable in the accompanying unaudited condensed consolidated balance sheet, respectively.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

The Company has no commercial agreement with British Food Stop. British Food Stop sells breakfast and lunch to employees via a food truck on site. The owners of British Food Stop are the parents of Emily Humble, the Company’s President, Secretary, and Director. As of June 30, 2025, and December 31, 2024, the Company had no amounts outstanding under this agreement included in accounts payable in the accompanying unaudited condensed condensed consolidated balance sheet.

The following table shows the Company’s expenses incurred with related parties and the relationship:

		Three Months Ended June 30,		Six Months Ended June 30,
	Relationship	2025	2024	2025	2024
Luxury Automotive Transport, Inc.	Company owned by stockholder’s relative	$6,540	$32,702	$15,025	$57,292
British Food Stop	Company owned by stockholders’ relative	-	15,684	7,939	26,157
Total expenses, net		$6,540	$48,386	$22,964	$83,449

NOTE 17. SEGMENT

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets and liabilities is reported on the balance sheets as total assets and total liabilities. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss, total assets and total liabilities, which include the following:

	June 30,	December 31,
	2025	2024,

Inventory	$7,918,552	$11,181,806
Deferred revenue	$(8,969,670)	$(11,802,825)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue, net	$7,015,892	$6,454,418	$13,437,263	$13,444,164
Less: Cost of goods sold	$5,627,448	$4,399,575	$10,284,247	$9,863,688
Gross Profit	$1,388,444	$2,054,843	$3,153,016	$3,580,476

NOTE 18. SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 19, 2025, which represents the date the financial statements were available to be issued, and no events, other than discussed below have occurred through that date that would impact the financial statements.

Third Amendment and Exchange Agreement

On July 7, 2025, the Company and Lender entered into the Third Amendment and Exchange Agreement (the “Third Exchange Agreement”). Pursuant to the Third Exchange Agreement, on July 7, 2025, the Lender converted the $2,462,805 under the Loan Agreement into 5,000 shares of the Company’s Series C Preferred Stock, and such shares of Common Stock issuable pursuant to the terms of the Series C Preferred Stock, including, without limitation, upon conversion or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

ECD AUTOMOTIVE DESIGN, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

July 2025 Note

The Company entered into a SPA dated June 5, 2025, (the “June 5, 2025 SPA”), with the Lender for a series of senior secured convertible notes up to an aggregate amount of $21,972,275.38 (See Note 10). On July 7, 2025, the Company executed and delivered to the Lender a senior secured convertible note, dated July 7, 2025 (the “July 2025 Convertible Note”), in exchange for a loan in the original principal amount of $823,960. The July 2025 Convertible Note has the same terms and conditions as the terms of the June 2025 Convertible Note.

Exchange of Convertible Notes to Preferred Series C Equity

In connection with the Second Exchange Agreement, on August 4, 2025, the Lender provided the Company with notice to exchange $10,000,000 principal from the December 2023 Convertible Note into 15,000 shares of Series C Preferred Stock (the “August 4, 2025 Exchange Notice”), which is a partial exchange of the December 2023 Convertible Note. On August 7, 2025, the Company issued to the Lender 15,000 shares of the Series C Preferred Stock.

Securities Purchase Agreement

On August 13, 2025, the Company entered into a SPA by and between the Company and the Holder. Pursuant to the SPA the Holder purchased, and the Company sold 1,111 shares of the Company’s Series C Convertible Preferred Stock (the “Initial Preferred Shares”, and the shares of Common Stock issuable pursuant to the terms of the Certificate of Designations, including, without limitation, upon conversion or otherwise of the Initial Preferred Shares, collectively, the “Initial Conversion Shares”) for a discounted purchase price of $999,900.

The SPA provides further that the Holder may require the Company to participate in one or more Additional Closings for purchase by the Holder, and the sale by the Company, of up to the aggregate number of shares of Series C Preferred Stock, which aggregate number for all Buyers shall not exceed 25,000 shares of Series C Preferred Stock (collectively, the “Additional Preferred Shares”, and together with the Initial Preferred Shares, the “Preferred Shares”, and the shares of Common Stock issuable pursuant to the terms of the Certificate of Designations, including, without limitation, upon conversion or otherwise of the Additional Preferred Shares, collectively, the “Additional Conversion Shares”, and together with the Initial Conversion Shares, the “Conversion Shares”).

The aggregate purchase price for the Initial Preferred Shares to be purchased by Holder (the “Initial Purchase Price”) shall be $999,900 or approximately $900 for each $1,000 of Stated Value (as defined in the Certificate of Designations) of the Initial Preferred Shares to be purchased by Holder at the Initial Closing. The aggregate purchase price for the Additional Preferred Shares to be purchased by Holder at any given Additional Closing (each, an “Additional Purchase Price”, and together with the Initial Purchase Price, each, a “Purchase Price”) shall be $900 for each $1,000 of Stated Value of Additional Preferred Shares to be issued in such Additional Closing.

Appointment of Chief Financial Officer

On August 15, 2025, the Board appointed Victoria Hay as the Chief Financial Officer and principal financial officer of the Company. Since March 2025, the Company has engaged Flexible Consulting, LLC, where Mrs. Hay is President and which she co-owns, to provide accounting and finance services relating to the Company’s quarterly and monthly reporting. The total value of services provided to date is $123,000 as of August 15, 2025.

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

Business Overview and Strategy

ECD is an award winning, custom-car builder with a focus on British classic vehicles. We provide clients a one-of-a kind immersive luxury automotive design experience for each of its unique custom builds, where customers may design every aspect of the vehicle. In sequence, our highly trained technicians, master-certified ASE craftsmen, hand-built, from the ground up, in 2,200 man-hours, a completely restored vehicle, replacing substantially its every single component– customizing the engine, the color, the seating, the stitching, the electronics and the cosmetic finishes. All elements of the process are completed in-house. We primarily earn our revenue from the sale of the customized vehicle directly to the customer, as well as by providing repair or upgrade services to customers, and from the sale of extended warranties. Occasionally we earn commissions on resale of used vehicles. Our revenues, net, were $7.0 million and $6.5 million for the three months ended June 30, 2025 and 2024, respectively. Our revenues, net, were $13.4 million in each of the six months ended June 30, 2025 and 2024. We had net loss of $4.3 million and $7.0 million and $2.0 million and $4.9 million for the three and six months ended June 30, 2025 and 2024, respectively.

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

Our headquarters, known as the “Rover Dome,” is a 100,000-square-foot facility located in Kissimmee, FL, where as of June 30, 2025, there were 98 employees located. ECD, by means of ECD UK, operates a logistics center in the United Kingdom where its professionals work to source and transport over-25-year-old vehicles back to the United States for restoration.

Securities Purchase Agreement

On October 6, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional Lender (the “Lender”) pursuant to which the Company issued to the Lender a senior secured convertible note (the “December 2023 Convertible Note”) in exchange for a loan in the principal amount of $15,819,209. The December 2023 Convertible Note shall accrue interest at an annual rate equal to the Prime Interest rate plus 5% per annum which is payable quarterly in cash, or upon the Company’s option, in securities of the Company provided certain conditions are met at the increased interest rate of the Prime Interest rate plus 8% per annum. The Company is required to pay a late charge of 12% per annum (“Late Charges”) on any amount of principal or other amounts that are not paid when due. The December 2023 Convertible Note is convertible into shares of the Company’s common stock, par value $0.0001 per share at the option of the Lender at a conversion price of $10.00 per share, subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the common stock issuable upon conversion of the December 2023 Convertible Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $6.00. The conversion price is subject to a downward adjustment if the Company issues equity in the future at a price less than $10.00, except for equity issued in connection with certain strategic acquisitions. The conversion price is also subject to a downward adjustment if the Company fails to satisfy certain performance conditions set forth in the December 2023 Convertible Note. Upon the Lender’s conversion, the conversion amount shall be equal to 115% of the principal amount to be converted under the December 2023 Convertible Note plus any accrued and unpaid interest and accrued and unpaid Late Charges on such principal and interest, if any (the “Conversion Rate”). Lender’s ability to convert the December 2023 Convertible Note into shares of common stock is subject to a 4.99% blocker, such that Lender cannot convert the December 2023 Convertible Note into shares of common stock to the extent it will make the Lender a beneficial owner of more than 4.99% of the common stock. The Company has the option to prepay the December 2023 Convertible Note, upon thirty (30) business day written notice, by paying the product of the 20% redemption premium multiplied by the greater of (i) the conversion amount to be redeemed and (ii) the product of (x) the Conversion Rate with respect to the conversion amount to be redeemed multiplied by (y) the greatest closing sale price of the Company’s common stock on any trading day immediately preceding such notice of redemption and the date the Company makes the entire payment required.

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

On January 8, 2025, the Company entered into a SPA (the “January 2025 SPA”) with the Lender pursuant to which the Lender agreed to waive the pre-existing events of default that occurred under the August Note and the Company Preferred Stock and the Company agreed to execute and deliver to the Lender a senior secured convertible note (the “January 2025 Note”), in exchange for a loan in the principal amount of $1,724,100. The January 2025 Convertible Note has the same terms and conditions as the December 2023 Convertible Note.

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

On June 5, 2025, the Company entered into a SPA (the “June 2025 SPA”) with the Lender for a series of senior secured convertible note up to $21,972,275.38 and pursuant to which the Company executed and delivered to the Lender a senior secured convertible note, dated June 5, 2025 (the “June 2025 Convertible Note”), in exchange for a loan in the original principal amount of $823,960.33. The foregoing summary of the June 2025 SPA, the June 2025 Aggregate Note and the June 2025 Initial Closing Note does not purport to be complete and is qualified in its entirety by reference to the actual agreements forms of which hereto as Exhibit 10.11 (the June 2025 SPA) and Exhibit 10.12 (the June 2025 Convertible Note), and are incorporated herein by reference.

Exchange Agreement

On May 14, 2025, the Company entered into an Amendment and Exchange Agreement (the “Exchange Agreement”) with an institutional investor (the “Lender”) pursuant to which the Company shall authorize one or more series of a new series B convertible preferred stock of the Company, $0.0001 par value (see Note 12, Preferred Stock). The Exchange Agreement provides that the Holder shall have the option exchange some or all of the amounts outstanding under the December 2023 Convertible Note, August 2024 Convertible Note and/or the January 2025 Convertible Note (collectively the “Original Notes”). At the initial closing the Lender has determined to convert $1,284,881. which is the principal amount plus all accrued interest due under the August 2024 Convertible Note, into 4,000 shares of Series B Preferred Stock. The foregoing summary of the Exchange Agreement is not purport to be complete and is qualified in its entirety by reference to the Exchange Agreement a form of which is attached hereto as Exhibit 10.11 and is incorporated herein by reference.

Second Exchange Agreement

On June 20, 2025, the Company entered into a Second Amendment and Exchange Agreement (the “Second Exchange Agreement”) with the Lender pursuant to which the Company shall authorize one or more series of a new series C convertible preferred stock of the Company, the terms of which are set forth in a certificate of designation for such series of preferred stock designated as Series C Convertible Preferred Stock, $0.0001 par value (the “Series C Preferred Stock”), which Series C Preferred Stock shall be convertible into shares of Common Stock. The Second Exchange Agreement provides that the Holder shall have the option to exchange (a) some or all of the amounts outstanding under the Original Notes, and (b) the 4,000 shares of Series B Preferred Stock. At the initial closing the Lender determined to convert the 4,000 shares of Series B Preferred Stock, into 4,000 shares of Series C Preferred Stock, and such shares of Common Stock issuable pursuant to the terms of the Series C Preferred Stock, including, without limitation, upon conversion or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

The Second Exchange Agreement provides further that, subject to the terms and conditions set forth in this Second Exchange Agreement, the Lender may require the Company to participate in one or more Additional Exchanges to exchange such portion of the amounts outstanding under the remaining Original Notes as set forth in such applicable closing notice related to such exchange into such aggregate number of shares of such new series of Series C Preferred Stock as set forth in such additional closing notice related to such exchange, and such shares of Common Stock issuable pursuant to the terms of Series C Preferred Stock, including, without limitation, upon conversion of the shares of Series C Preferred Stock held by the Lender or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

In connection with the Second Exchange Agreement, the Board of Directors of the Company has approved and authorized the filing with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of ECD Automotive Design, Inc. (the “Series C Certificate”) to authorize the Series C Preferred Stock as required by the Second Exchange Agreement.

The foregoing summary of the Second Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Second Exchange Agreement which is attached hereto as Exhibit 10.13, and is incorporated herein by reference.

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

Business Loan and Security Agreement

On February 20, 2025, the Company entered into a Business Loan and Security Agreement with Agile Lending, LLC (the “Lending Lender”) pursuant to which the Company received a term loan from the Lending Lender in the principal amount of $1,575,000 (the “Agile Loan”). The principal amount of the Agile Loan included an administrative agent fee of $75,000.

On April 4, 2025, the Company entered into a new business loan and security agreement with an effective date of April 4, 2025 (the “New Loan Agreement”) by and among an investor (the “New Lender”), a collateral agent (the “Collateral Agent”), the Company and its subsidiary, Humble Imports Inc., pursuant to which the Company received a term loan from the New Lender in the principal amount of $1,824,300 (the “New Loan”). The New Loan agreement stipulates the Loan should be repaid through sixty-nine (69) equal weekly payments of principal and interest in the aggregate amount of $35,693 per week commencing on April 15, 2025 and ending August 4, 2026 (the “Term”). During the Term, the New Loan will accrue interest in the aggregate amount of $638,505 unless, in the event of default, the New Loan will accrue interest at a fixed per annum rate equal to the rate that is otherwise applicable plus 5% (the “Default Rate”). The New Loan included an administrative expense fee of $40,000 and a lender’s legal fee of $35,000, which sum was netted out of the New Loan. The New Loan is secured by all properties, rights and assets of the Company and Collateral Agent is designated as the collateral agent under the New Loan Agreement. The New Loan Agreement contains customary representations and warranties and affirmative and negative covenants. Among other things, these covenants restrict the Company’s ability to incur certain types or amounts of indebtedness, incur liens on certain assets, dispose of material assets, enter into certain restrictive agreements, or engage in certain transactions with affiliates. Additionally, the New Loan Agreement contains customary default provisions including, but not limited to, failure to pay interest or principal when due. To evidence the New Loan, the Company executed a secured promissory note, the form of which is an exhibit to the New Loan Agreement

The net proceeds of the New Loan were used to pay off the Agile Loan in the discounted amount of $1,749,300, including principal and interest. Accordingly, the Agile Loan is paid off and satisfied.

The foregoing description of the New Loan Agreement is qualified in its entirety by reference to the full text of the form of the New Loan Agreement, a copy of which is attached hereto as Exhibit 10.1, and is incorporated herein by reference.

The outstanding balance on the New Loan as of June 30, 2025 was $1,824,300 and interest expense and debt discount amortization for the three and six months ended June 30, 2025 was $136,109 and $13,398, respectively.

Consulting Agreement

On February 20, 2025, the Company entered into a consulting agreement (“Consulting Agreement”) with an advisor (the “Advisor”) for business advisory services, guidance on growth strategies, and networking with its contacts on a non-exclusive basis for general business purposes. Pursuant to the consulting agreement, the Company issued 236,000 shares of the Company’s common stock to the Advisor on the Effective Date.

Equity Purchase Facility Agreement

On June 20, 2025, the Company also entered into an Equity Purchase Facility Agreement (“EPFA”) with an unrelated accredited investor, allowing the Company, at its discretion, to sell up to $500 million of its common stock over time, subject to terms and conditions. In connection with the EPFA the Company issued 100,000 shares of common stock as a commitment fee (the “Commitment Shares”) to the investor.

The foregoing description of the EPFA is qualified in its entirety by reference to the full text of the form of EFPA, a copy of which is attached hereto as Exhibit 10.18,and is incorporated herein by reference.

Key Factors Affecting Results of Operations

We have set out below a discussion of the key factors that have affected our financial performance and that are expected to impact our performance going forward. These factors present significant opportunities for us but also pose risks and challenges, including those discussed below and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Supply Chain Management

We continue to explore opportunities to reduce our costs, improve efficiencies, and increase our margins. As a result of these efforts, in July 2021, two shareholders of the Company opened ECD UK. ECD UK was formed to facilitate procuring parts and vehicles overseas for the Company.

We continue to focus on cash flow and anticipate having sufficient resources to operate during 2025.

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

Our Growth Plans

We introduced Jaguar E-type in 2022, which we sell at a higher price point and with a higher gross margin as compared to our traditional Land Rover Defender, Range Rover and Land Rover Series models. In April 2024, we purchase the assets of Brand New Muscle Car (BNMC). We plan to leverage the assets of the production of Mustangs in 2024 and 2025. The asset purchase resulted in 6 Mustang contracts. We currently use a third of our production floor for quality control and warranty services. We plan to relocate our quality and warranty services in 2025 to a new facility that will function as a warranty, used vehicles sales, and service center, and to add a third production area that will focus on iconic American vehicles. We expect our margins to further improve as we increase scale, resulting in lower component costs and improved absorption of our fixed manufacturing overhead.

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

In addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”), we believe EBITDA, as a non-GAAP measure, is useful in evaluating our operating performance. EBITDA, as used in this Quarterly Report on Form 10-Q, is a non-GAAP financial measure that is presented as supplemental disclosures and should not be construed as an alternative to net loss or any other GAAP measure as an indicator of operating performance.

We present EBITDA because it is used by management to assess our financial performance, excluding certain expenses that management believes do not reflect the ongoing operating performance of the business. Management uses EBITDA to supplement GAAP measures of performance when evaluating our business strategies, making budgeting decisions and comparing performance against peer companies.

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(4,270,294)	$(2,029,495)	$(7,020,611)	$(4,889,357)
Excluding:
Interest expense	2,105,348	1,306,524	3,962,327	2,442,824
Income tax (benefit) expense	-	(9,712)	(400,000)	522,568
Equity compensation expense	1,064,630	117,500	1,540,180	117,500
Non-recurring professional fees*	-	408,936	-	408,936
Gain on FV conversion of debt to preferred stock	(433,881)	-	(433,881)	-
Other (income) expense, net	117,902	(267,386)	257,223	(225,812)
Change in FV of warrant liabilities	(42,744)	286,684	(519,327)	452,045
Change in FV of conversion option liabilities	(88,510)	176,194	(360,989)	236,859
Foreign exchange loss	15,338	5,816	8,829	10,520
Depreciation	25,757	32,347	51,121	75,099
Adjusted EBITDA	$(1,506,454)	$27,408	$(2,915,128)	$(848,818)

*	The Company has included non-recurring professional fees as a component of adjusted EBITDA as these expenses were incurred in connection with the restatements of the 2022, 2023 and first half 2024 financial statements, the suspension of BF Borgers CPA PC as the Company’s previous independent registered public accounting firm and related matters.

Adjusted EBITDA decreased $1,533,862 and $2,066,310 for the three and six months ended June 30, 2025 as compared to same periods ended June 30, 2024.

Components of Results of Operations

We manage our business globally within one operating segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions, and assesses operating performance.

Results of Operations

To provide readers with meaningful comparisons, the following analysis provides comparisons of the financial results for the three months ended June 30, 2025 and 2024. We analyze and explain the differences between periods in the specific line items of the Unaudited Condensed consolidated Statements of Operations and Comprehensive (Loss) Income.

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

The following table sets forth our results of operations for the periods presented:

	For the three months ended
	June 30,		Variance	Variance
	2025	2024	($)	()%
Revenue, net	$7,015,892	6,454,418	561,474	9%
Cost of goods sold	5,627,448	4,399,575	1,227,873	28%
Gross profit	1,388,444	2,054,843	(666,399)	(32)%

Operating expenses:
Sales and marketing expenses	281,503	284,572	(3,069)	(1)%
General and administrative expenses	3,674,492	2,269,299	1,405,193	62%
Provision for credit losses	20,213	-	20,213	100%
Depreciation and amortization expenses	25,757	32,347	(6,590)	(20)%
Total operating expenses	4,001,965	2,586,218	1,415,747	55%

Income (loss) from operations	(2,613,521)	(531,375)	(2,082,146)	392%

Other income (expense):
Interest expense	(2,105,348)	(1,306,524)	(798,824)	61%
Change in fair value of warrant liabilities	42,744	(286,684)	329,428	(115)%
Change in fair value of conversion option	88,510	(176,194)	264,704	(150)%
Gain on FV conversion of debt to preferred stock	433,881	-	433,881	100%
Resale commissions income	16,680	-	16,680	100%
Foreign exchange loss	(15,338)	(5,816)	(9,522)	164%
Other income (expense), net	(117,902)	267,386	(385,288)	(144)%
Total other income (loss)	(1,656,773)	(1,507,832)	(148,941)	10%
Loss before income taxes	(4,270,294)	(2,039,207)	(2,231,087)	109%
Income tax benefit (expense)	-	9,712	(9,712)	(100)%
Net loss	$(4,270,294)	(2,029,495)	(2,240,799)	110%

Revenue

Revenue increased $561,474 for the three months ended June 30, 2025, as compared to the same period ended June 30, 2024 driven by an increase in build revenue.

Gross Profit

Gross profit decreased by $666,399 for the three months ended June 30, 2025 as compared to the same period ended June 30, 2024 driven by the increase in shipping and custom fees.

Operating Expense

The Company experienced an overall increase in operating expenses of $1,405,193 for the three months ended June 30, 2025, as compared to the same period ended June 30, 2024 primarily driven by an increase in general and administrative costs and increased equity compensation expense and a provision for credit losses booked in the three months ended June 30, 2025.

Other Expense, Net

For the three months ended June 30, 2025, other expense, net increased $148,941, as compared to the same period ended June 30, 2024.

For the three months ended June 30, 2025, interest expense increased $798,824 as compared to the same period ended June 30, 2024 driven primarily by additional debt taken out in the second half of 2024 and the six months ended June 30, 2025 and the early repayment of the Agile Loan in April 2025.

A gain in fair value of warrant liabilities and conversion option liabilities of $42,744 and $88,510, respectively, was reported for the three months ended June 30, 2025, compared to a loss of $286,684 and $176,194, respectively, for the same period ended June 30, 2024. A gain on the conversion of the August 2024 Convertible Note to series B convertible preferred stock of $433,881 was reported for the three months ended June 30, 2025. The gains are largely a function of the decrease in the Company’s share price as a key input in the valuation calculations utilized.

For the three months ended June 30, 2025, other expense of $117,902 was driven primarily by a loss on sale of trade vehicles. For the three months ended June 30, 2024, other income of $267,386 included interest income.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

The following table sets forth our results of operations for the periods presented:

	For the six months ended
	June 30,		Variance	Variance
	2025	2024	($)	()%
Revenue, net	$13,437,263	$13,444,164	$(6,901)	-%
Cost of goods sold	10,284,247	9,863,688	420,559	4%
Gross profit	3,153,016	3,580,476	$(427,460)	(12)%

Operating expenses:
Sales and marketing expenses	572,382	627,981	(55,599)	(9)%
General and administrative expenses	7,068,034	4,412,849	2,655,185	60%
Provision for credit losses	29,508	-	29,508	100%
Depreciation and amortization expenses	51,121	75,099	(23,978)	(32)%
Total operating expenses	7,721,045	5,115,929	2,605,116	51%

Income (loss) from operations	(4,568,029)	(1,535,453)	(3,032,576)	198%

Other income (expense):
Interest expense	(3,962,327)	(2,442,824)	(1,519,503)	62%
Change in fair value of warrant liabilities	519,327	(452,045)	971,372	(215)%
Change in fair value of conversion option	360,989	(236,859)	597,848	(252)%
Gain on FV conversion of debt to preferred stock	433,881	-	433,881	100%
Resale commissions income	61,600	85,100	(23,500)	(28)%
Foreign exchange loss	(8,829)	(10,520)	1,691	(16)%
Other income (expense), net	(257,223)	225,812	(483,035)	(214)%
Total other income (loss)	(2,852,582)	(2,831,336)	(21,246)	1%
Loss before income taxes	(7,420,611)	(4,366,789)	(3,053,822)	70%
Income tax benefit (expense)	400,000	(522,568)	922,568	(177)%
Net loss	$(7,020,611)	$(4,889,357)	$(2,131,254)	44%

Revenue

Revenue decreased $6,901 for the six months ended June 30, 2025, as compared to the same period ended June 30, 2024.

Gross Profit

Gross profit decreased by $427,460 during the six months ended June 30, 2025, compared to the same period ended June 30, 2024 due to an increase in shipping and customs fees.

Operating Expenses

Operating expenses increased by $2,605,116 for the six months ended June 30, 2025, as compared to the same period ended June 30, 2024 primarily driven by an increase in general and administrative expenses due to increased headcount, an inventory write off expense of $353,377 and increased equity compensation expense.

Other Expense, Net

For the six months ended June 30, 2025, other expense, net increased $21,246, as compared to the same period ended June 30, 2024 primarily driven by the gains on fair value of warrant liabilities and the convertible option and the gain on the conversion of debt to preferred stock, partially offset by increased interest and other expense.

For the six months ended June 30, 2025, the gain in fair value on warrant and conversion option liabilities was $519,327 and $360,989, respectively. For the six months ended June 30, 2024, the loss on fair value of warrant and conversion option liabilities was $452,045 and $236,859, respectively. A gain on the conversion of the August 2024 Convertible Note to series B convertible preferred stock of $433,881 was reported for the three months ended June 30, 2025.

For the six months ended June 30, 2025, interest expense increased $1,519,503, as compared to the same period ended June 30, 2024 due to additional debt taken out in the second half of 2024 and the six months ended June 30, 2025 and the early repayment of the Agile Loan in April 2025.

For the six months ended June 30, 2025, Other expense was $257,223 relating mainly to the loss on sale of a trade in vehicle. For the six months ended June 30, 2024, other income was $225,812 comprising mainly interest income.

Liquidity and Capital Resources

Uses and Availability of Funds

Our primary sources of funds are customer deposits, collections of deferred revenue, and proceeds from loan payable. The Company relies on customer deposits to fund working capital requirements. Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives from 25% to 50% of the total consideration of the contract, except for upgrades, from its customers as acceptance of contract, which are initially recorded in customer deposits, and are recognized as net revenue when the products are titled or delivered. As of June 30, 2025, the Company had customer deposits in the amount of $7,988,974 and deferred revenue for vehicles that were completed, but title had not been transferred to the customer as of June 30, 2025 of $980,696.

Our primary uses of funds are inventory purchases, manufacturing costs, compensation and related expenses, advertising and marketing, legal and other regulatory expenses, general administrative costs, and capital expenditures. Our capital requirements will depend on many factors, including our revenue growth rate, the timing and amount of cash received from customers, the expansion of sales and marketing activities and the timing and extent of spending to support development efforts.

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

As of June 30, 2025, we had cash and cash equivalents of $605,305. The Company’s primary source of operating funds since inception has been from cash receipts from sales and proceeds from loans payable.

Management’s assessment of the Company’s ability to continue as a going concern involves making a judgment, at a particular point in time, about inherently uncertain future outcomes of events or conditions. Any judgment about the future is based on information available at the time at which the judgment is made. Subsequent events may result in outcomes that are inconsistent with judgments that were reasonable at the time they were made.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, Going Concern (“ASC 205”), Management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are available to be issued. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

Cash flows for the six months ended June 30, 2025 and 2024

The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended
	June 30,
	2025	2024
Cash Provided By (Used In):
Operating Activities	$(4,243,007)	$(3,777,501)
Investing Activities	-	(17,046)
Financing Activities	3,373,127	1,321,000
Effect of translation changes on cash	(1,665)	-
Net decrease in cash and cash equivalents	$(871,545)	$(2,473,547)

Net cash used in operating activities

Operating activities used cash of $4,243,007 for the six months ended June 30, 2025 of which $1,207,662 was used to fund working capital.

Operating activities used cash of $3,777,501 for the six months ended June 30, 2024 of which $946,372 was used to fund working capital.

Net cash used in investing activities

No cash was used for investing activities for the six months ended June 30, 2025.

Investing activities used cash of $17,046 for the six months ended June 30, 2024, related to purchase of warehouse equipment.

Net cash provided by financing activities

Financing activities provided cash of $3,373,127 for the six months ended June 30, 2025, primarily related to proceeds from the January 2025 and June 2025 Convertible Notes and the notes payable received in April 2025, partially offset by the repayment of the Agile Loan and repayments on the Floor Loan.

Financing activities provided cash of $1,321,000 for the six months ended June 30, 2024 relating to proceeds from the Floor plan loan.

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

While our significant accounting policies are described in more detail in Note 3 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

Revenue Recognition

Revenue is recognized when the Company transfers title of promised goods or provides services to the customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Product Revenue – Builds

The Company generates revenue through the sales of vehicles directly to customers. The Company considers the build/sales contracts to be the contracts with the customer. There is a single performance obligation in all of the Company’s contracts, which is to build a vehicle based on customer specifications, transfer title or delivery of product under the terms in the arrangement. Product revenue is recognized when the product build is completed and title has been transferred, or product is delivered. The Company concluded that this was the appropriate time to record revenue based on the following criteria. (1) ECD has a right to full payment for the product. (2) The customer has legal title to the product and (3) The customer has the significant risks and rewards of ownership of the asset. There are certain build contacts, “owner donor vehicles” where title remains with the customer for the entire project. Under these contracts, revenue is recognized at a point in time when the truck is delivered back to the customer.

Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives approximately 25% to 50% of the total consideration of the contract from its customers as acceptance of contract, which is initially recorded as deferred revenue. Upon completion of the build the remaining 50%-75% is billed and initially recorded as deferred revenue, and recognized as net revenue when the product build is completed, and title is legally transferred.

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

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to the unaudited condensed consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of cash, accounts receivable, accounts payable and accrued expenses, and loan payable approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of lease liability also approximates fair value since the instrument bears market rates of interest. None of these instruments are held for trading purposes.

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815 (“ASC 815”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its Common Stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the unaudited condensed consolidated statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

Convertible Notes Payable

When the Company issues convertible debt, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine (1) whether the instrument should be classified as a liability under ASC 480, Distinguishing Liabilities from Equity, and (2) whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of a “derivative” in ASC 815, Derivatives and Hedging. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized currently in the unaudited condensed consolidated statements of operations.

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

SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 19, 2025, which represents the date the financial statements were available to be issued, and no events, other than discussed below have occurred through that date that would impact the financial statements.

Third Amendment and Exchange Agreement

On July 7, 2025, the Company and Lender entered into the Third Amendment and Exchange Agreement (the “Third Exchange Agreement”). Pursuant to the Third Exchange Agreement, on July 7, 2025, the Lender converted the $2,462,805 under the Loan Agreement into 5,000 shares of the Company’s Series C Preferred Stock, and such shares of Common Stock issuable pursuant to the terms of the Series C Preferred Stock, including, without limitation, upon conversion or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

The foregoing description of the Third Exchange Agreement is qualified in its entirety by reference to the full text of the form of Third Exchange Agreement, a copy of which is attached hereto as Exhibit 10.14,and is incorporated herein by reference.

July 2025 Note

The Company entered into a SPA dated June 5, 2025, (the “June 5, 2025 SPA”), with the Lender for a series of senior secured convertible notes up to an aggregate amount of $21,972,275.38 (See Note 10). On July 7, 2025, the Company executed and delivered to the Lender a senior secured convertible note, dated July 7, 2025 (the “July 2025 Note”), in exchange for a loan in the original principal amount of $823,960. The July 2025 Note has the same terms and conditions as the terms of the June 2025 Note.

Exchange of Convertible Notes to Preferred Series C Equity

In connection with the Second Exchange Agreement, on August 4, 2025, the Lender provided the Company with notice to exchange $10,000,000 principal from the December 2023 Convertible Note into 15,000 shares of Series C Preferred Stock (the “August 4, 2025 Exchange Notice”), which is a partial exchange of the December 2023 Convertible Note. On August 7, 2025, the Company issued to the Lender 15,000 shares of the Series C Preferred Stock.

Securities Purchase Agreement

On August 13, 2025, the Company entered into a SPA by and between the Company and the Holder. Pursuant to the SPA the Holder purchased, and the Company sold 1,111 shares of the Company’s Series C Convertible Preferred Stock (the “Initial Preferred Shares”, and the shares of Common Stock issuable pursuant to the terms of the Certificate of Designations, including, without limitation, upon conversion or otherwise of the Initial Preferred Shares, collectively, the “Initial Conversion Shares”) for a discounted purchase price of $999,900.

The SPA provides further that the Holder may require the Company to participate in one or more Additional Closings for purchase by the Holder, and the sale by the Company, of up to the aggregate number of shares of Series C Preferred Stock, which aggregate number for all Buyers shall not exceed 25,000 shares of Series C Preferred Stock (collectively, the “Additional Preferred Shares”, and together with the Initial Preferred Shares, the “Preferred Shares”, and the shares of Common Stock issuable pursuant to the terms of the Certificate of Designations, including, without limitation, upon conversion or otherwise of the Additional Preferred Shares, collectively, the “Additional Conversion Shares”, and together with the Initial Conversion Shares, the “Conversion Shares”).

The aggregate purchase price for the Initial Preferred Shares to be purchased by Holder (the “Initial Purchase Price”) shall be $999,900 or approximately $900 for each $1,000 of Stated Value (as defined in the Certificate of Designations) of the Initial Preferred Shares to be purchased by Holder at the Initial Closing. The aggregate purchase price for the Additional Preferred Shares to be purchased by Holder at any given Additional Closing (each, an “Additional Purchase Price”, and together with the Initial Purchase Price, each, a “Purchase Price”) shall be $900 for each $1,000 of Stated Value of Additional Preferred Shares to be issued in such Additional Closing.

The foregoing description of the SPA is qualified in its entirety by reference to the full text of the form of SPA, a copy of which is attached hereto as Exhibit 10.15,and is incorporated herein by reference.

Appointment of Chief Financial Officer

On August 15, 2025, the Board appointed Victoria Hay as the Chief Financial Officer and principal financial officer of the Company. Since March 2025, the Company has engaged Flexible Consulting, LLC, where Mrs. Hay is President and which she co-owns, to provide accounting and finance services relating to the Company’s quarterly and monthly reporting. The total value of services provided to date is $123,000 as of August 15, 2025.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, including the application of accounting policies for revenue recognition and inventory and technical accounting areas. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from January 1, 2025 through June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended June 30, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No	Description of Exhibit
10.1	Form of Securities Purchase Agreement, dated as of January 8, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.2	Form of Senior Secured Convertible Note, dated as of January 13, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.3	Form of Common Share Warrant, dated as of January 13, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.4	Form of Registration Rights Agreement, dated January 13, 2025 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.5	Form of Business Loan and Security Agreement, dated February 20, 2025, by and among Agile Capital Funding, LLC, Agile Lending, LLC, ECD Automotive Design Inc. and Humble Imports Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2025).
10.6	Form of Consulting Agreement, dated February 20, 2025, by and among Agile Capital Funding, LLC, ECD Automotive Design Inc. and Hudson Growth Ventures LLC (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 25, 2025).
10.7	Form of Business Loan and Security Agreement, dated April 4, 2025, by and among Defender SPV LLC, ECD Automotive Design Inc. and Humble Imports Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with/ the Securities and Exchange Commission on April 11, 2025).
10.8	Amendment dated May 7, 2025 to the Usage Agreement, dated as of November 14, 2024 by and between Humble Imports Inc d/b/a E.C.D. Automotive Design and Member Hubs Palm Beach, LLC (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q/ filed with the Securities and Exchange Commission on May 21, 2025).
10.10	Form of Amendment and Exchange Agreement, dated as of May 14, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2025).
10.11	Form of Securities Purchase Agreement, dated as of June 5, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2025).
10.12	Form of Senior Secured Convertible Note, dated as of June 5, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2025).
10.13	Form of Second Amendment and Exchange Agreement, dated as of June 20, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2025).
10.14	Form of Third Amendment and Exchange Agreement, dated as of July 7, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025).
10.15	Form of Securities Purchase Agreement, dated August 13, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2025).
10.16*	Form of Consulting Agreement, dated March 28, 2025, by and among Agile Capital Funding, LLC, ECD Automotive Design Inc. and Hudson Growth Ventures LLC.
10.17*	2nd Amendment to Consulting Agreement, dated March 31, 2025, by and between ECD Automotive Design, Inc., as the company and DJD Holdings LLC f/k/a BNMC Films LLC, as the contractor.
10.18#	Equity Purchase Facility Agreement, dated as of June 20, 2025, by and among ECD Automotive Design Inc. and ECDA Bitcoin Treasury Strategy LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Previously filed
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2025

ECD Automotive Design, Inc.

/s/ Scott Wallace
	Name:	Scott Wallace
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Victoria Hay
	Name:	Victoria Hay
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)