Form 10-K/A
period 2024-12-31
ECD Automotive Design, Inc.
filed 2025-08-29
CIK 1922858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 2)

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

As of August 18, 2025, there were a total of 57,074,093 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On April 15, 2025, ECD Automotive Design, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Original Form 10-K”). On July 16, 2025, the Company filed Amendment No. 1 to the Original Form 10-K (the “Amendment”) to replace the report of independent registered public accounting firm of Barton CPA PLLC – PCAOB ID #6968 (“Barton CPA”), included in the Original Form 10-K (the “Original AR Letter”) which contained an inadvertent typographical error in that the Original AR Letter omitted to reference that the Company’s balance sheet and financial statements for the year ended December 31, 2023 were covered by Barton CPA’s audit and included in the Original Form 10-K. Then on August 6, 2025, the Company received a comment letter relating to the Company’s Original form 10-K and the Amendment, which noted certain deficiencies in the Company’s Original form 10-K and the Amendment.

The Company is hereby filing this Amendment No. 2 to the Original Form 10-K (“Amendment No. 2”) to include: (i) the Section 302 and 906 certifications as Exhibits 31.1, 31.2, 32.1 and 32.2 to Amendment No. 2, as required by Item 601 of Regulation S-K., (ii) a corrected report of independent registered public accounting firm of Barton CPA PLLC, which addresses the Company’s status as a going concern; (iii) management's conclusion that the Company’s disclosure controls and procedures were not effective as of December 31, 2024 as required by Item 307 of Regulation S-K; and (iv) disclosures of material events that occurred after the filing of the Original Form 10-K.

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

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	For the year ended December 31,
	2024	2023
		As Restated
Net loss	$(10,771,451)	$(1,178,906)
Excluding:
Interest expense	5,270,404	653,429
Income tax (benefit) expense	838,055	(838,055)
Equity compensation expense	331,959	-
Non-recurring professional fees (1)	709,763	-
Other (income) expense, net	(117,531)	65,949
Change in FV of warrant liabilities	433,725	-
Change in FV of conversion option liabilities	204,487	-
Gain on forgiveness of payable	(319,900)	-
Foreign exchange loss	48,071	-
Gain on sale of trade in vehicles	(59,265)	-
Depreciation and amortization	(126,791)	148,763
Transaction cost	-	1,285,000
Adjusted EBITDA	(3,558,474)	136,180

(1)	The Company has included non-recurring professional fees as a component of adjusted EBITDA as these expenses were incurred in connection with the restatements of the 2022, 2023 and first half 2024 financial statements, the suspension of BF Borgers CPA PC and related matters. The Company expects to incur additional fees through March 31, 2025 relating to the aforementioned matters.

Adjusted EBITDA decreased $3.7 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This decrease was driven by the increase in costs due to public company costs and costs related to the restatements of the 2022, 2023 and first half of 2024 financial statements.

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

As of March 31, 2024, we paid $29,000 to MZHCI pursuant to the MZ Agreement. On May 9, 2024, we issued 100,000 shares of common stock to MZHCI pursuant to the MZ Agreement.

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

SUBSEQUENT EVENTS

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

The foregoing description of the New Loan Agreement is qualified in its entirety by reference to the full text of the form of the New Loan Agreement, a copy of which is attached hereto as Exhibit 10.10.54, and is incorporated herein by reference.

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

The foregoing summary of the ODC Amendment does not purport to be complete and is qualified in its entirety by reference to the actual OCD Amendment a copy of which is attached hereto as Exhibit 10.55, and is incorporated herein by reference.

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

Exchange Agreement

On May 14, 2025, the Company entered into an Amendment and Exchange Agreement (the “Exchange Agreement”) with an institutional investor (the “Lender”) pursuant to which the Company shall authorize one or more series of a new series B-1 convertible preferred stock of the Company, $0.0001 par value (the “Series B-1 Preferred Stock”). A copy of the Certificate of Designations for the Company Series B-1 Preferred Stock is attached hereto as Exhibit 3.7. The Exchange Agreement provides that the Holder shall have the option exchange some or all of the amounts outstanding under the December 2023 Convertible Note, August 2024 Convertible Note and/or the January 2025 Convertible Note (collectively the “Original Notes”). At the initial closing the Lender has determined to convert $1,284,881. which is the principal amount plus all accrued interest due under the August 2024 Convertible Note, into 4,000 shares of Series B-1 Preferred Stock. The foregoing summary of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Exchange Agreement, a form of which is attached hereto as Exhibit 10.56 and is incorporated herein by reference.

June 5, 2025 Defender SPV LLC SPA

On June 5, 2025, the Company entered into a SPA (the “June 2025 SPA”) with the Lender for a series of senior secured convertible note up to $21,972,275.38 and pursuant to which the Company executed and delivered to the Lender a senior secured convertible note, dated June 5, 2025 (the “June 2025 Convertible Note”), in exchange for a loan in the original principal amount of $823,960.33.

The foregoing summary of the June 2025 SPA, the June 2025 Aggregate Note and the June 2025 Initial Closing Note does not purport to be complete and is qualified in its entirety by reference to the actual agreements forms of which hereto as Exhibit 10.57 (the June 2025 SPA) and Exhibit 10.58 (the June 2025 Convertible Note), and are incorporated herein by reference.

Second Exchange Agreement

On June 20, 2025, the Company entered into a Second Amendment and Exchange Agreement (the “Second Exchange Agreement”) with the Lender pursuant to which the Company shall authorize one or more series of a new series C convertible preferred stock of the Company, the terms of which are set forth in a certificate of designation for such series of preferred stock designated as Series C Convertible Preferred Stock, $0.0001 par value (the “Series C Preferred Stock”), which Series C Preferred Stock shall be convertible into shares of Common Stock. A copy of the Certificate of Designations for the Company’s Series C Preferred Stock is attached hereto as Exhibit 3.8. The Second Exchange Agreement provides that the Holder shall have the option to exchange (a) some or all of the amounts outstanding under the Original Notes, and (b) the 4,000 shares of Series B-1 Preferred Stock. At the initial closing the Lender determined to convert the 4,000 shares of Series B-1 Preferred Stock, into 4,000 shares of Series C Preferred Stock, and such shares of Common Stock issuable pursuant to the terms of the Series C Preferred Stock, including, without limitation, upon conversion or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

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

The foregoing summary of the Second Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Second Exchange Agreement which is attached hereto as Exhibit 10.59 and is incorporated herein by reference.

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

The foregoing description of the EPFA is qualified in its entirety by reference to the full text of the form of EFPA, a copy of which is attached hereto as Exhibit 10.62, and is incorporated herein by reference.

Third Exchange Agreement

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

The foregoing description of the Third Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Third Exchange Agreement, a copy of which is attached hereto as Exhibit 10.60 and is incorporated herein by reference.

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

The foregoing description of the SPA does not purport to be complete and is qualified in its entirety by reference to the full text of the form of SPA, a copy of which is attached hereto as Exhibit 10.61 and is incorporated herein by reference.

Departure of Chief Financial Officer and Appointment of new Chief Financial Officer

On Augst 15, 2025, Benjamin Piggott, departed as the Company’s Chief Financial Officer and was engaged by the Company as Head of Corporate Development. On August 15, 2025, the Board appointed Victoria Hay as the Chief Financial Officer and principal financial officer of the Company. Since March 2025, the Company has engaged Flexible Consulting, LLC, where Mrs. Hay is President and which she co-owns, to provide accounting and finance services relating to the Company’s quarterly and monthly reporting. The total value of services provided to date is $123,000 as of August 15, 2025. A copy of Mrs. Hay’s engagement agreement with the Company is attached hereto as Exhibit 10.63.

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

(b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that a material weakness exists in our internal control over financial reporting as of December 31, 2024 and 2023. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2024 at a reasonable assurance level.

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

As required by Item 307 of Regulation S-K, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, and in light of the material weaknesses described above, they concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

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

With these procedures in place, the Company has hired a Corporate Controller in January 2025, who has prior experience serving as a Controller at Rev Group, a publicly traded vehicle manufacturing company, whose annual revenue exceeding $2 billion. In addition, it has moved the accounts receivable / accounts payable function from a part time position to a full-time position. The Company has also tightened controls around access to NetSuite and check writing / signing.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information about our directors and executive officers as of July 31, 2025:

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

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

No.	Description of Exhibit
2.1	Merger Agreement, dated March 3, 2023 by and among EF Hutton Acquisition Corporation I, Humble Imports Inc. d/b/a ECD Auto Design, ECD Auto Design UK, Ltd. and EFHAC Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023).
2.2	First Amendment, dated October 14, 2023, to the Merger Agreement by and between EF Hutton Acquisition Corporation I, Humble Imports Inc., d/b/a E.C.D. Auto Design, ECD Auto Design UK, Ltd., EFHAC Merger Sub, Inc. and Scott Wallace as Securityholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2023).
2.3	Certificate of Merger, dated December 12, 2023 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
2.4	Asset Purchase Agreement, dated April 3, 2024, by and between ECD Automotive Design Inc., BNMC Continuation Cars LLC and David W. Miller II (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2024).
2.5	Amended and Restated Asset Purchase Agreement, dated April 4, 2024, by and between ECD Automotive Design Inc., BNMC Continuation Cars LLC and David W. Miller II (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024)
3.1	Amended and Restated Certificate of Incorporation of EF Hutton Acquisition Corporation I. (incorporated by reference to Exhibit 3.1 to the Amendment No. 3 to the registration statement on Form S-4, filed by the Registrant with the SEC on November 6, 2023).
3.2	Amendment to the Amended and Restated Certificate of Incorporation of EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
3.3	Second Amended and Restated Certificate of Incorporation of EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).

3.4	Certificate of Designation of the Series A Convertible Preferred Stock of ECD Automotive Design, Inc., par value $0.0001 per share (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
3.5	Amended and Restated Bylaws of EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 3.3 to the Amendment No. 3 to the registration statement on Form S-4, filed by the Registrant with the SEC on November 6, 2023).
3.6	Second Amended and Restated Bylaws of ECD Automotive Design, Inc. (incorporated by reference to Exhibit 3.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
3.7	Certificate of Designations of the Series B-1 Convertible Preferred Stock of ECD Automotive Design, Inc., par value $0.0001 per share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2025).
3.8	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of ECD Automotive Design, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2025).
4.1	Warrant to Purchase Common Stock of ECD Automotive Design, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
4.2	Warrant to Purchase Series A Convertible Preferred Stock of ECD Automotive Design, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.1	Company Lock-Up Agreement, dated December 12, 2023, by and among the undersigned and EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.2	Sponsor Lock-Up Agreement, dated December 12, 2023, by and among the undersigned and EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.3	Restrictive Covenant Agreement, dated December 12, 2023, by and among EF Hutton Acquisition Corporation I, Humble Imports d/b/a ECD Auto Design (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.4	Amended and Restated Registration Rights Agreement, dated December 12, 2023 by and among certain stockholders and EF Hutton Acquisition Corporation I (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.5	Satisfaction and Discharge Agreement Amendment, dated October 14, 2023, by and between EF Hutton Acquisition Corporation I, EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) and Humble Imports Inc. d/b/a E.C.D. Auto Design (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2023).
10.6	Amended and Restated Satisfaction and Discharge Agreement Amendment, dated December 12, 2023, by and between EF Hutton Acquisition Corporation I, and EF Hutton LLC (f/k/a EF Hutton, division of Benchmark Investments, LLC) and Humble Imports Inc., d/b/a E.C.D. Auto Design (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2023).

10.7	Senior Secured Promissory Note, dated December 12, 2023, issued by EF Hutton Acquisition Corporation I to Defender SPV LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.8	Security Agreement, dated December 12, 2023, by and among EF Hutton Acquisition Corporation I, Humble Imports Inc. d/b/a ECD Auto Design, ECD Auto Design UK, Ltd., and Defender SPV LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.9	Intellectual Property Security Agreement, dated December 12, 2023 by Humble Imports Inc. d/b/a ECD Auto Design, ECD Auto Design UK, Ltd in favor of Defender SPV LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.10	Registration Rights Agreement, dated December 12, 2023, by and between EF Hutton Acquisition Corporation I and Defender SPV LLC (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.11	Guaranty, dated December 12, 2023 by and among Humble Imports Inc. d/b/a ECD Auto Design, ECD Auto Design UK, Ltd. and Defender SPV LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.12	Lock-up Agreement, dated December 12, 2023, by and among EF Hutton Acquisition Corporation I and certain securityholders of EF Hutton Acquisition Corporation I and Humble Imports Inc. d/b/a ECD Auto Design (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
10.13	Securities Subscription Agreement, dated January 11, 2024, between ECD Automotive Design, Inc. and Benjamin Piggott (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2024).
10.14	The ECD Automotive Design, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.7 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023).
10.15	Stock Purchase Agreement, dated June 7, 2023 (the “UK SPA”), by and between Emily Jayne Humble, ECD Auto Design UK, Ltd. and Humble Imports Inc d/b/a ECD Auto Design (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023).
10.16	LEASE, dated August 11, 2021 (the “Effective Date”), is made by and between Hanover Poinciana McClane, LLC, a Florida limited liability company (“Landlord”), and Humble Imports Inc., a Florida corporation (d/b/a ECD Automotive Design) (the “Tenant’) for a portion of the real property and improvements to be located at 4930 Robert McLane Boulevard, Kissimmee. Florida 34758, known, or to be known, as Trinity Industrial Center and the FIRST AMENDMENT TO LEASE (this “Amendment”) is made this 15th day of July, 2022, by and between Hanover Poinciana McClane, LLC, a Florida limited liability company (“Landlord”), and Humble Imports Inc., a Florida corporation (“Tenant”) (incorporated by reference to Exhibit 10.13 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023).
10.17	MASTER SALES AND EXCLUSIVITY AGREEMENT, dated March 7, 2023 by and between Ampere EV, LLC and Humble Imports, Inc. d/b/a ECD Auto Design, (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023).
10.18	Independent Contractor Agreement, dated September 27, 2023, between Humble Imports, Inc. and Overland Auto Transport Inc d/b/a Luxury Automotive Transport, (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2023)

10.19	Employment Agreement by and between ECD Automotive Design, Inc. and Scott Wallace (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
10.20	Employment Agreement by and between ECD Automotive Design, Inc. and Thomas Humble (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
10.21	Employment Agreement by and between ECD Automotive Design, Inc. and Elliot Humble (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
10.22	Employment Agreement by and between ECD Automotive Design, Inc. and Raymond Cole (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
10.23	Employment Agreement by and between ECD Automotive Design, Inc. and Emily Humble (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
10.24	Employment Agreement by and between ECD Automotive Design, Inc. and Benjamin Piggott (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2024).
10.25	Employment Agreement by and between ECD Automotive Design, Inc. and Kevin Kastner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2024).
10.26	IP Assignment Agreement, dated April 24, 2024, by and between BNMC Continuation Cars LLC and David W. Miller II, as assignors, and ECD Automotive Design, Inc., as assignee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.27	Trademark License Agreement, dated April 24, 2024, by and between ECD Automotive Design, Inc., as licensor and BNMC Continuation Cars LLC and David W. Miller II, as licensees (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.28	Consulting Agreement, dated April 24, 2024, by and between ECD Automotive Design, Inc., as the company and BNMC Films LLC, as the contractor (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.29	Business Loan Agreement, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.30	Commercial Security Agreement, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on June 27, 2024).

10.31	Promissory Note in the amount of $1,500,000, dated May 15, 2024, between ECD Automotive Design, Inc. and First National Bank of Pasco (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.32	Investor Relations Consulting Agreement, dated February 13, 2024, among MZHCI, LLC and ECD Automotive Design, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.33	Marketing Services Agreement, dated June 11, 2024 among Outside The Box Capital Inc. and ECD Automotive Design, Inc. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on June 27, 2024).
10.34	Strategic Partnership Agreement, dated June 4, 2024, between Humble Imports, Inc. and Doja, LLC (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025).
10.35	Consulting Agreement, dated June 4, 2024, between Humble Imports, Inc. and Austin R. Peterson (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025).
10.36	Subscription Agreement, dated August 8, 2024 by and between ECD Automotive Design, Inc. and Theodore Duncan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.37	Warrant Agreement, dated August 8, 2024 by and between ECD Automotive Design, Inc. and Theodore Duncan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.38	Form of Securities Purchase Agreement, dated as of August 9, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).

10.39	Form of Senior Secured Convertible Note, dated as of August 9, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.40	Form of Common Share Warrant, dated as of August 9, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).
10.41	Amendment, dated August 11, 2024, to the Amended and Restated Asset Purchase Agreement, dated April 24, 2024, by and between ECD Automotive Design Inc., BNMC Continuation Cars LLC and David W. Miller II (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2024).
10.42	Referral and License Agreement, dated as of August 22, 2024, between Humble Imports, Inc. and Brack Bridge Motors, LLC (incorporated by reference to Exhibit 10.42 to the Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025).
10.43	Strategic Partnership Agreement, dated November 14, 2024, between Humble Imports, Inc. and Member Hubs Palm Beach, LLC (incorporated by reference to Exhibit 10.43 to the Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025).
10.44	Usage Agreement, dated November 14, 2024, between Humble Imports, Inc. and Member Hubs Palm Beach, LLC (incorporated by reference to Exhibit 10.44 to the Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025).
10.45	Brand Partnership Agreement, dated November 9, 2024, between Humble Imports, Inc. and Ten Easy Street LLC (incorporated by reference to Exhibit 10.45 to the Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2025).
10.46	Form of Securities Purchase Agreement, dated as of January 8, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.47	Form of Senior Secured Convertible Note, dated as of January 13, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.48	Form of Common Share Warrant, dated as of January 13, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.49	Form of Registration Rights Agreement, dated January 13, 2025 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2025).
10.50	Form of Business Loan and Security Agreement, dated February 20, 2025, by and among Agile Capital Funding, LLC, Agile Lending, LLC, ECD Automotive Design Inc. and Humble Imports Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2025).
10.51	Form of Consulting Agreement, dated February 20, 2025, by and among Agile Capital Funding, LLC, ECD Automotive Design Inc. and Hudson Growth Ventures LLC (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 25, 2025).
10.52	Form of Consulting Agreement, dated March 28, 2025, by and among Agile Capital Funding, LLC, ECD Automotive Design Inc. and Hudson Growth Ventures LLC (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 20, 2025).
10.53	Second Amendment to Consulting Agreement, dated March 31, 2025, by and between ECD Automotive Design, Inc., as the company and DJD Holdings LLC f/k/a BNMC Films LLC, as the contractor (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 20, 2025).
10.54	Form of Business Loan and Security Agreement, dated April 4, 2025, by and among Defender SPV LLC, ECD Automotive Design Inc. and Humble Imports Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with/ the Securities and Exchange Commission on April 11, 2025).
10.55	Amendment dated May 7, 2025 to the Usage Agreement, dated as of November 14, 2024 by and between Humble Imports Inc d/b/a E.C.D. Automotive Design and Member Hubs Palm Beach, LLC (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q/ filed with the Securities and Exchange Commission on May 21, 2025).
10.56	Form of Amendment and Exchange Agreement, dated as of May 14, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2025).
10.57	Form of Securities Purchase Agreement, dated as of June 5, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2025).
10.58	Form of Senior Secured Convertible Note, dated as of June 5, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2025).
10.59	Form of Second Amendment and Exchange Agreement, dated as of June 20, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2025).

10.60	Form of Third Amendment and Exchange Agreement, dated as of July 7, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025).
10.61	Form of Securities Purchase Agreement, dated August 13, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2025).
10.62	Equity Purchase Facility Agreement, dated as of June 20, 2025, by and among ECD Automotive Design Inc. and ECDA Bitcoin Treasury Strategy LLC (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 20, 2025).
10.63	Engagement Agreement for Victoria Hay, dated August 15, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2025).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).
19.1	Insider Trading Policy.
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
99.3	Nominations and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2024).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained significant losses and negative cash flows from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in that regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Other Matters

Going Concern

Management’s plans to identify adequate sources of funding to provide operating capital for continued growth are disclosed in Note 2. Auditing the Company’s assessment and related disclosures regarding the Company’s ability to continue as a going concern required significant auditor judgment. This is due to the high level of uncertainty surrounding the projections and assumptions related to the timing and likelihood of future cash flows, including external funding. Assessing whether the Company’s disclosures adequately reflect the uncertainty and risks associated with its going concern status also demanded considerable auditor judgment and effort.

We have served as the Company’s auditor since 2024.

Cypress, Texas

April 15, 2025

ECD AUTOMOTIVE DESIGN, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

ASSETS
Current assets
Cash and cash equivalents	$1,476,850	$8,134,211
Accounts receivable, net	45,022	-
Inventories	11,181,806	9,607,766
Prepaid and other current assets	239,864	34,006
Total current assets	12,943,542	17,775,983

Goodwill	1,291,098	-
Property and equipment, net	483,878	913,097
Intangible asset, net	12,000	-
Right-to-use asset	3,404,983	3,763,295
Deferred tax asset	-	838,055
Deposit	60,200	77,686
TOTAL ASSETS	$18,195,701	$23,368,116

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,494,664	$898,445
Accrued expenses	1,686,598	779,695
Deferred revenue	11,802,825	16,190,861
Floor plan payable	1,212,000	-
Lease liability, current	353,612	314,903
Other payable	1,364,222	1,549,863
Total current liabilities	18,913,921	19,733,767

Lease liability, non-current	3,373,571	3,727,183
Warrant liabilities, at fair value	486,559	26,283
Conversion option, at fair value	313,191	2,724
Convertible note, net of debt discount	14,085,932	10,654,444
Total Liabilities	37,173,174	34,144,401

COMMITMENTS AND CONTINGENCIES (NOTE 19)

Redeemable preferred stock, $0.0001 par value, 20,000,000 authorized shares; 6,500 shares issued and outstanding as of December 31, 2024 and 25,000 issued and outstanding as of December 31, 2023	1	3

Stockholders’ deficit
Common stock, $0.0001 par value, 1,000,000,000 authorized shares; 36,499,662 shares and 31,874,662 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3,650	3,187
Additional paid-in capital	2,576,498	-
Other comprehensive income	(6,696)
Accumulated deficit	(21,550,926)	(10,779,475)
Total Stockholders’ Deficit	(18,977,474)	(10,776,288)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$18,195,701	$23,368,116

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, Management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The assets acquired under the A&R Asset Purchase agreement were accounted for as a business combination under FASB ASC Topic 805 Business Combinations. The Company utilized acquisition method under ASC 805-10-05-4 to account for the business combination. The purchase price was allocated as follows:

Consideration shares (1)	$1,250,000
Transaction costs	87,062
Total purchase consideration	1,337,062
Less: Cash deposits	(137,116)
Inventory	(27,964)
Deferred revenue	137,116
Total purchase consideration to be allocated	1,309,098
Less: fair value of intangible asset	18,000
Goodwill	$1,291,098

(1)	Includes $950,000 of consideration shares and an additional $300,000 of consideration that was 100% probable at the time of close.

	Fair value	Useful life
Brand name	$18,000	2
Less: accumulated amortization	(6,000)
Brand name, net	12,000

NOTE 6. INVENTORIES

Inventories consisted of the following:

	December 31,
	2024	2023
	As Restated
Inventory – work in progress	$4,480,440	$1,494,795
Inventory – work in progress shipping and consumables	640,675	373,979
Inventory – work in progress labor	699,087	421,880
Resale inventory	931,990	1,110,620
Overhead allocated to inventory	596,707	458,258
Finished goods	3,832,907	5,748,234
Total inventory	$11,181,806	$9,607,766

NOTE 7. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	December 31,
	2024	2023
Prepaid expenses	$213,914	$34,006
Advances to employees	$3,970	—
Other	$21,980	—
	$239,864	$34,006

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2024	2023
	As Restated
Computer equipment	$12,740	$10,636
Office furniture	36,163	36,412
Manufacturing equipment	659,974	647,875
Vehicles	61,360	456,360
Building improvements	3,092	—
	773,329	1,151,283
Less: accumulated depreciation	(289,451)	(238,186)
	$483,878	$913,097

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

NOTE 17. STOCKHOLDERS’ DEFICIT

Common stock — The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2024, there were 36,499,662 shares outstanding including the 1,850,000 shares of common stock that were converted from 18,500 shares of preferred stock in August 2024. In January 2025, the conversion of such preferred shares was reversed by the Company’s transfer agent (See Note 18). As of December 31, 2023, there were 31,874,662 shares of common stock issued and outstanding. Each share of Common Stock has one vote and has similar rights and obligations.

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

NOTE 21. SUBSEQUENT EVENTS

Subsequent events have been evaluated through April 15, 2025, which represents the date the financial statements were issued, and no events, other than disclosed below have occurred through that date that would impact the financial statements.

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

Date: August 28, 2025
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

SIGNATURE	TITLE	DATE

/s/ Scott Wallace	Chief Executive Officer and Director	August 28, 2025
Scott Wallace	(principal executive officer)

/s/ Victoria Hay	Chief Financial Officer	August 28, 2025
Victoria Hay	(principal financial and accounting officer)

/s/ Emily Humble	Chief Product Officer and Director	August 28, 2025
Emily Humble

/s/ Patrick Lavelle	Director	August 28, 2025
Patrick Lavelle

/s/ Robert Machinist	Director	August 28, 2025
Robert Machinist

/s/ Thomas Wood	Director	August 28, 2025
Thomas Wood