Form 10-Q
period 2025-09-30
ECD Automotive Design, Inc.
filed 2025-11-20
CIK 1922858

7,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 17, 2025, the registrant had 2,497,056 shares of common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ECD AUTOMOTIVE DESIGN, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$157,682	$1,476,850
Accounts receivable, net	847,559	45,022
Inventories	3,789,194	11,181,806
Prepaid and other current assets	1,847,940	239,864
Total current assets	6,642,375	12,943,542

Goodwill	1,291,098	1,291,098
Property and equipment, net	413,651	483,878
Intangible asset, net	5,250	12,000
Right-of-use assets	4,033,985	3,404,983
Deposit	60,200	60,200
TOTAL ASSETS	$12,446,559	$18,195,701

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,902,327	$2,494,664
Accrued expenses	1,333,958	1,686,598
Customer deposits and deferred revenue	6,893,657	11,802,825
Lease liability, current	535,248	1,212,000
Floor plan payable	85,000	353,612
Other payables	899,075	1,364,222
Total current liabilities	12,649,265	18,913,921

Lease liability, non-current	3,856,963	3,373,571
Convertible notes, net of debt discount	9,350,860	14,085,932
Warrant liabilities, at fair value	28,225	486,559
Conversion option, at fair value	17	313,191
Total liabilities	25,885,330	37,173,174

Commitments and contingencies (Note 14)	-	-

Series A preferred stock, $0.0001 par value, 20,000,000 authorized shares; 375 and 162 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	1

Stockholders’ deficit:
Series B preferred stock, $.0001 par value, 4,000 authorized; 0 issued shares and 0 outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Series C preferred stock, $0.0001 par value, 200,000 authorized shares; 591 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.0001 par value, 1,000,000,000 authorized shares; 1,539,644 shares and 912,262 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	154	91
Additional paid-in capital	12,906,451	2,580,057
Other comprehensive income	(6,696)	(6,696)
Accumulated deficit	(26,338,682)	(21,550,926)
Total Stockholders’ Deficit	(13,438,773)	(18,977,474)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$12,446,559	$18,195,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue, net	$5,783,182	$6,440,049	$19,220,445	$19,884,213
Cost of goods sold (exclusive of depreciation expense shown below)	7,454,187	4,432,509	17,738,434	14,296,197
Gross profit (loss)	(1,671,005)	2,007,540	1,482,011	5,588,016

Operating expenses:
Advertising and marketing expenses	168,925	258,138	741,307	886,119
General and administrative expenses	3,212,259	2,363,570	10,280,293	6,768,386
Provision for credit losses	13,028	-	42,536	8,033
Depreciation and amortization expenses	25,856	27,263	76,977	102,362
Total operating expenses	3,420,068	2,648,971	11,141,113	7,764,900

Loss from operations	(5,091,073)	(641,431)	(9,659,102)	(2,176,884)

Other income (expense)
Interest expense	(3,082,464)	(1,401,829)	(7,044,791)	(3,844,653)
Change in fair value of warrant liabilities	(27,636)	(118,336)	491,691	(570,381)
Change in fair value of conversion option liabilities	1,203	(124,752)	362,192	(361,611)
Gain on conversion of debt to preferred stock	10,479,055	-	10,912,936	-
Gain on forgiveness of payable	-	319,899	-	319,899
Foreign exchange loss	(12,355)	(1,534)	(21,184)	(12,054)
Resale commissions income	39,375	20,000	100,975	105,100
Other income (expense), net	(73,250)	(306,048)	(330,473)	(80,236)
Total other income (expense), net	7,323,928	(1,612,600)	4,471,346	(4,443,936)

Income (loss) before income taxes	2,232,855	(2,254,031)	(5,187,756)	(6,620,820)
Income tax benefit (expense)	-	(315,487)	400,000	(838,055)

Net income (loss)	$2,232,855	$(2,569,518)	$(4,787,756)	$(7,458,875)

Net income (loss) per common share, basic	$1.56	$(3.03)	$(4.41)	$(9.15)
Net income (loss) per common share, diluted	$0.60	$(3.03)	$(4.41)	$(9.15)
Weighted average number of common shares outstanding, basic	1,433,042	847,560	1,084,761	814,917
Weighted average number of common shares outstanding, diluted	5,322,729	847,560	1,084,761	814,917

Net income (loss)	$2,232,855	$(2,569,518)	$(4,787,756)	$(7,458,875)
Foreign currency translation gain (loss)	1,665	482	-	482
Comprehensive income (loss)	$2,234,520	$(2,569,036)	$(4,787,756)	$(7,458,393)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED September 30, 2025 and 2024

									Accumulated	Total
			Preferred Stock		Common Stock		Additional		Other	Stockholders’
	Series A		Series C				Paid-In	Accumulated	Income	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(loss)	(Deficit)
Balance, December 31, 2024	162	$1	-	$-	912,492	$91	$2,580,057	$(21,550,926)	$(6,696)	$(18,977,474)
Reversal of conversion of redeemable preferred shares	463	2	-	-	(46,250)	(5)	3	-	-	(2)
Share-based compensation	-	-	-	-	-	-	475,550	-	-	475,550
Issuance of common shares	-	-	-	-	18,400	2	212,162	-	-	212,164
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(3,757)	(3,757)
Net loss	-	-	-	-	-	-	-	(2,750,317)	-	(2,750,317)
Balance, March 31, 2025	625	3	-	-	884,642	88	3,267,772	(24,301,243)	(10,453)	(21,043,836)
Issuance of preferred stock	-	-	100	-	-	-	663,164	-	-	663,164
Conversion of preferred stock to common stock	(250)	(1)	(37)	-	225,762	23	730	-	-	753
Conversion of convertible notes to common stock	-	-	-	-	29,079	3	258,428	-	-	258,431
Share-based compensation	-	-	-	-	-	-	1,064,630	-	-	1,064,630
Issuance of common shares	-	-	-	-	50,075	5	194,993	-	-	194,998
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	2,092	2,092
Net loss	-	-	-	-	-	-	-	(4,270,294)	-	(4,270,294)
Balance, June 30, 2025	375	2	63	-	1,189,558	119	5,449,717	(28,571,537)	(8,361)	(23,130,062)
Issuance of preferred stock	-	-	28	-	-	-	939,900	-	-	939,900
Conversion of convertible notes to preferred stock	-	-	500	-	-	-	1,922,146			1,922,146
Conversion of preferred stock to common stock	-	-	-	-	-	-	-	-	-	-
Conversion of convertible notes to common stock	-	-	-	-	287,722	29	2,068,736	-	-	2,068,765
Share-based compensation	-	-	-	-	-	-	369,375	-	-	369,375
Reverse stock split round up	-	-	-	-	62,364	6	(6)	-	-	-
Issuance of warrants							2,156,583			2,156,583
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	1,665	1,665
Net income	-	-	-	-	-	-	-	2,232,855	-	2,232,855
Balance, September 30, 2025	375	$2	591	$-	1,539,644	$154	$12,906,451	$(26,338,682)	$(6,696)	$(13,438,773)

ECD AUTOMOTIVE DESIGN, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND  Nine MONTHS ENDED September 30, 2025 and 2024

							Accumulated	Total
					Additional		Other	Stockholders’
	Redeemable Preferred Stock		Common Stock		Paid-In	Accumulated	Income	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(loss)	(Deficit)
Balance, December 31, 2023, as restated	625	$3	796,867	$79	$3,108	$(10,779,475)	$-	$(10,776,288)
Issuance of common shares	-	-	625	-	250,000	-	-	250,000
Net loss	-	-	-	-	-	(2,859,862)	-	(2,859,862)
Balance, March 31, 2024, as restated	625	3	797,492	79	253,108	(13,639,337)	-	(13,386,150)
Issuance of common share	-	-	5,000	1	159,148	-	-	159,149
Fair value of share based compensation	-	-	-	-	22,810	-	-	22,810
Net loss	-	-	-	-	-	(2,029,495)	-	(2,029,495)
Balance, June 30, 2024, as restated	625	3	802,492	80	435,066	(15,668,832)	-	(15,233,686)
Issuance of common share	-	-	1,250,000	125	1,249,875	-	-	1,250,000
Issuance of common share	-	-	1,000,000	100	910,341	-	-	910,441
Issuance of warrants	-	-	-	-	89,559	-	-	89,559
Stock issuance costs	-	-	-	-	(105,000)	-	-	(105,000)
Conversion of redeemable preferred shares	(463)	(2)	46,250	5	(3)	-	-	(2)
Foreign currency translation loss	-	-	-	-	-	-	482	482
Net loss	-	-	-	-	-	(2,569,518)	-	(2,569,518)
Balance, September 30, 2024	162	$1	3,098,742	$310	$2,579,838	$(18,238,350)	$482	$(15,657,720)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(4,787,756)	$(7,458,875)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization expense	76,977	102,362
Gain on FV conversion of debt to preferred stock	(10,912,936)	-
Change in fair value of warrant liabilities	(491,691)	570,381
Change in fair value of conversion option liabilities	(362,192)	361,611
Gain on forgiveness of payable	-	(319,899)
Noncash lease expense	442,867	266,866
Income tax (benefit) expense	(400,000)	-
Amortization of debt discount	3,008,128	1,460,301
Share-based compensation	2,317,469	294,459
Provision for credit losses	42,536	8,033
Paid in kind interest	3,312,972	-
Inventory write off	353,377	-
Changes in operating assets and liabilities:

Accounts receivable	(845,073)	(25,424)
Inventories	7,039,235	(933,924)
Prepaid and other current assets	(626,562)	(478,803)
Deposit	-	17,486
Deferred tax asset	-	838,055
Accounts payable	1,582,731	1,131,040
Accrued expenses	(311,425)	1,343,424
Deferred revenue	(4,909,168)	(4,162,712)
Other payables	(65,147)	(233,097)
Deferred tax liability	-	-
Lease liability	(406,840)	18,728
Net cash used in operating activities	(5,942,498)	(7,199,988)

Cash flows from investing activities:
Disposal of asset	-	6,718
Purchase of assets	-	(23,764)
Net cash used in investing activities	-	(17,046)

Cash flows from financing activities:
Repayment of floor plan payable	(1,685,836)	(920,000)
Proceeds from floor plan payable	557,458	1,677,000
Proceeds from convertible note	3,372,020	1,154,681
Proceeds from notes payable	3,399,300	-
Debt issuance costs	(445,227)	(382,212)
Repayment of notes payable	(1,514,286)	-
Proceeds from sale of Series C Convertible Preferred Stock	939,900	-
Issuance of common stock	-	1,145,000
Net cash provided by financing activities	4,623,329	2,674,469

Effect of translation changes on cash	-	482

Net (decrease) increase in cash and cash equivalents	(1,319,169)	(4,542,083)
Cash and cash equivalents, beginning of year	1,476,850	8,134,211
Cash and cash equivalents, end of period	$157,681	$3,592,128
Supplemental cash flow disclosure:
Cash paid for interest	$209,937	$1,212,985

Supplemental disclosure of noncash cash flow information
Conversion of convertible notes and interest to common stock	$2,327,194	$-
Conversion of convertible notes and interest to preferred stock	$11,284,881	$-
Conversion of New Loan to preferred stock	$2,462,805	$-
Issuance of Common Stock Purchase Warrant	$2,156,583	$-
Initial classification of warrant liabilities	$33,357	$26,551
Initial classification of conversion option liability	$49,017	$105,981
ROU assets at inception	$1,071,869	$-
Issuance of common stock	$7	$-
Assets and liabilities acquired with the business combination	$-	$1,250,000
Conversion of redeemable preferred stock into common stock	$(5)	$5
Paid in kind interest on convertible note	$-	$165,223
Transfer of property and equipment to inventory	$-	$325,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NOTE 1. NATURE OF OPERATIONS

ECD Automotive Design, Inc (the “Company,” “ECD,” “we,” “us,” or “our”) is engaged in the production and sale of Land Rover vehicles, Jaguar E-Types, Classic Ford Mustangs, Toyota FJ40s and Porsche 911s. Since the Company’s commencement of operations in 2013, it has established a facility geared towards producing the most customized Land Rovers with the highest quality of parts and the highest quality labor force building each vehicle. The Company primarily earns revenue from the sale of the customized vehicle delivered directly to the customer. Additionally, revenue is generated from providing repair or upgrade services to customers and from the sale of extended warranties.

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

NOTE 2. GOING CONCERN

As of September 30, 2025, the Company had cash and cash equivalents of  $157,682 and a working capital deficit of $6,006,891.

The Company’s primary source of operating funds since inception has been from cash receipts from sales, proceeds from loans payable and equity issuances.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Going Concern (“ASC 205”), Management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the 2024 Form 10-K/A, filed with the SEC on August 29, 2025.

Out-of-Period Adjustments

During the three months ended September 30, 2025, the Company recorded out-of-period adjustments to correct errors that resulted in the understatement of right-of-use (“ROU”) assets, inventory, lease liabilities and net income (loss) in previously issued financial statements for the year ended December 31, 2024 and the quarters ended March 31, 2025 and June 30, 2025. These errors related to (i) the omission of the West Palm Beach lease from lease accounting under ASC 842 “Leases” (“ASC 842”) and (ii) the failure to expense certain work-in-process or completed inventory at the time related revenue was recognized.

On November 14, 2024, the Company entered into an agreement with Member Hubs Palm Beach, LLC (“One Drivers Club” or “ODC”) to use a portion of ODC’s facility in West Palm Beach, Florida for annual base rent of $225,000 over a five-year term. Certain contractual milestones, including the commencement of rental payments in December 2024, did not occur as anticipated, and the lease was not evaluated under ASC 842 at inception. Upon receipt of invoices in September 2025, management reviewed the agreement and determined that it met the definition of a lease requiring ROU asset and lease liability recognition. The omission resulted in understated ROU assets, lease liabilities and net loss of:

●	December 31, 2024: $1,056,104, $1,057,665 and $1,561, respectively;
●	March 31, 2025: $1,008,441, $1,014,686 and $4,684, respectively; and
●	June 30, 2025: $960,220, $1,027,398 and $60,934 for the three months ended and $65,617 for the six months ended, respectively.

The Company recorded out-of-period adjustments in the third quarter of 2025 increasing ROU assets and lease liabilities by $960,220 and $1,027,398, respectively, and recognized $67,178 in general and administrative expense in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

During a third-quarter review of inventory, the Company identified inventory related to transactions completed and recognized as revenue in prior periods. The Company determined that $352,960 of inventory related to revenue recognized in the first quarter of 2025 and $155,229 related to revenue recognized in the second quarter of 2025. As a result, $508,189 was recorded in cost of goods sold in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

The impact of the combined out-of-period adjustments recorded in the third quarter of 2025 was an increase in total assets and total liabilities at September 30, 2025 by $804,991 and $1,027,398, respectively, and a decrease in net income for the three months ended and an increase in net loss in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025 by $575,366. Management evaluated the impact of these errors, both quantitatively and qualitatively, and determined that they were not material to the financial statements for the year ended December 31, 2024 or the quarters ended March 31, 2025, June 30, 2025, or the current reporting period.

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

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Cash and Cash Equivalents

The Company considers all highly liquid investments acquired with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these ins

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000. As of September 30, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Revenue Recognition

Revenue is recognized when the Company transfers title of promised goods or provides services to the customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfils its obligations under the agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

No one customer exceeded 10% of revenue for the three and nine months ended September 30, 2025 and 2024.

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

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

Disaggregation of Revenue

The following table summarizes the Company’s net revenues disaggregated by product category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Builds	$5,529,530	$6,363,107	$18,848,114	$19,609,927
Warranty and other	253,652	76,942	372,331	274,286
Total revenues, net	$5,783,182	$6,440,049	$19,220,445	$19,884,213

Deferred revenue, customer deposits and remaining performance obligation:

	September 30,	December 31,
	2025	2024

Beginning balance, January 1	$11,802,825	$16,190,861
Additional deposits received	11,802,052	19,476,465
Revenue recognized during the year at a point-in-time	(16,711,220)	(23,864,501)
Ending balance	$6,893,657	$11,802,825

As of September 30, 2025 and December 31, 2024, the Company had customer deposits in the amount of $6,893,657 and $8,130,324, respectively and deferred revenue of $0 and $3,672,501, respectively. The customer deposits and deferred revenue are typically recognized in revenue at a point in time within the next twelve months as the custom build vehicles are delivered and title has been transferred to customers.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on current expected credit losses and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The Company had trade accounts receivable of $907,501 as of September 30, 2025 and a recorded allowance for credit losses of $59,942, resulting in a net trade accounts receivable balance of $847,559. The Company had trade accounts receivable of $47,428 as of December 31, 2024 and a recorded allowance for credit losses of $2,406, resulting in a net trade accounts receivable balance of $45,022.

As of September 30, 2025, amounts due from five customers exceeded 10% of accounts receivable individually and totaled approximately 78% of accounts receivable in the aggregate. As of December 31, 2024, amounts due from one customer exceeded 10% of accounts receivable individually and totaled approximately 84% of accounts receivable in the aggregate.

Inventories

Work in progress, work in progress – shipping and consumables, and work in progress – labor costs reported in inventories are carried at the lower of cost or net realizable value. Cost is determined on the basis of the direct and indirect costs that are directly attributable. The measurement of inventories is generally based on the weighted average method. Finished goods inventory is comprised of vehicles for which the build is completed but title has not been legally transferred, or in some cases, the vehicle has not been delivered. The measurement of finished goods inventories is the total cost of the materials, shipping and consumables, and labor attributed to the build of each specific completed vehicle. Overhead costs are allocated to inventory based on the rate of inventory turned for the period. As of September 30, 2025 and December 31, 2024, inventory was $3,789,194 and $11,181,806, respectively. The Company periodically reviews inventories on hand and current market conditions to determine if the cost of work in progress and finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly. Any associated impairment would be charged as a standalone expense on the condensed consolidated statements of operations. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its net realizable value if those amounts are determined to be less than cost. Any associated write-downs or write-offs of inventory would be charged to cost of sales.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for the three and nine months ended September 30, 2025 and 2024.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

The Company records deferred tax assets to the extent management believes that it is more likely than not that these assets will be realized in the future. Future realization of deferred income tax assets (meaning, items that may provide tax deductions in future periods) requires evidence that there will be sufficient taxable income in those future periods, or within any carryback periods available under tax law. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The majority of the Company’s deferred tax assets are comprised of income tax carryforwards, including federal and state net operating loss carryforwards (“NOLs”) and non-deductible interest expense carryforwards. At September 30, 2025, the Company has available NOLs for both federal and state income tax purposes of $13,994,808, and for foreign income tax purposes of $1,117,809, which may be used to offset future taxable income, subject to limitations. Some of these carryforwards are subject to annual usage limitations and expiration, while other state NOLs and a portion of federal NOLs do not expire.

While the Company remains in a financial reporting loss position based on a cumulative pre-tax loss for the nine months ended September 30, 2025, the determination of the valuation allowance is based on its evaluation of the periods over which future taxable items are expected to be utilized to offset tax loss and deduction carryforward items in those future periods. That is, future forecasts of our taxable income are not considered in the evaluation of realizability of its deferred tax assets. Therefore, changes in its deferred tax asset valuation allowances will primarily be affected by changes in the estimates of the time periods over which those future taxable items will occur.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the unaudited condensed consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of September 30, 2025 and December 31, 2024. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the unaudited condensed consolidated financial statements. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The open tax years for the tax returns generally include 2021 through 2024 for state and federal reporting purposes.

Foreign Currency Gains and Losses

Foreign currency transaction gains and losses are included on determining net income (loss). The Company purchases certain materials and equipment from foreign companies and these transactions are generally denominated in the vendors’ local currency. The Company recorded $12,355 and $21,184 of foreign currency transaction losses for the three and nine months ended September 30, 2025 respectively. The Company recorded $1,534 and $12,054 of foreign currency transaction gains for the three and nine months ended September 30, 2024, respectively.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Earnings (Loss) Per Share

The Company accounts for net earnings (loss) per share in accordance with ASC subtopic 260, Earnings Per Share (“ASC 260”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS. Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. Diluted net earnings (loss) per share is calculated by including any potentially dilutive share issuances in the denominator.

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

Fair Value Measurements

Fair value is defined as the price that would be received for the sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurement (“ASC 820”) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

NOTE 4. INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2025	2024
Inventory – work in progress	$2,836,887	$4,480,440
Inventory – work in progress shipping and consumables	141,994	640,675
Inventory – work in progress labor	250,678	699,087
Resale inventory	360,000	931,990
Finished Goods	-	3,832,907
Overhead allocated to inventory	199,635	596,707
	$3,789,194	$11,181,806

NOTE 5. PREPAIDS AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	September 30,	December 31,
	2025	2024
Prepaid expenses	$458,274	$213,914
Prepaid legal fees	914,931	-
Prepaid insurance	457,937	3,970
VAT receivable	14,130	21,980
Other receivable	2,668	-
	$1,847,940	$239,864

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

On September 24, 2025, the Company, entered into an agreement (the “Agreement”) with Loeb & Loeb LLP (“Loeb”), its securities counsel, to secure and pay legal fees up to $2,090,000 owed to Loeb. Pursuant to the Agreement the Company issued and delivered to Loeb a common stock purchase warrant (the “Common Stock Purchase Warrant”) to acquire 550,000 shares of the Company’s common stock, par value $0.0001 per share (the “Warrant Shares”) at an exercise price of $0.01 per share. Prepaid legal fees of $914,931 at September 30, 2025 are the excess of the fair value of the Common Stock Purchase Warrant less the liability owed to Loeb at grant date. Future services provided by Loeb will be amortized against the prepayment as incurred. (See Note 14 Stockholders' Equity.)

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2025	2024
Computer equipment	$12,740	$12,740
Office furniture	36,163	36,163
Manufacturing equipment	659,974	659,974
Vehicles	61,360	61,360
Building improvements	3,092	3,092
	773,329	773,329
Less: accumulated depreciation	(359,678)	(289,451)
	$413,651	$483,878

Depreciation expense related to the Company’s property and equipment was $23,606 and $25,013 for the three months ended September 30, 2025 and 2024, respectively, and $70,227 and $98,612 for the nine months ended September 30, 2025 and 2024, respectively, which were included in the accompanying unaudited condensed consolidated statements of operations.

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

Pursuant to the agreement with One Drivers Club on November 14, 2024, the Company is entitled to use a portion of the One Drivers Club facility in West Palm Beach, Florida for a base rent of $225,000 per annum, payable monthly, subject to 4% annual increases for each subsequent year, for a term of five years. The Company recorded right-to-use asset and lease liability of $1,071,869 using the Company's incremental borrowing rate of 5.18%.  (See Note 15 - Commitments and Contingencies).

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Lease expenses
Operating lease expenses	$353,390	$150,278	$653,946	$450,834
Variable and other lease costs	5,061	5,021	13,140	39,748
Total lease cost	$358,451	$155,299	$667,086	$490,582

Cash paid for operating leases was $617,988 and $417,065 for the nine months ended September 30, 2025, and 2024, respectively.

For operating lease assets and liabilities, the weighted average remaining lease term was 7.19 years and 8.59 years as of September 30, 2025, and December 31, 2024, respectively. The weighted average discount rate used in the valuation over the remaining lease terms was 6.3% as of September 30, 2025, and December 31, 2024, respectively.

Maturity analysis under the lease agreement is as follows:

Total
2025 (excluding nine months ended September 30, 2025)	$201,940
2026	770,500
2027	736,489
2028	762,823
2029 and beyond	3,006,581
5,478,333
Less: present value discount	(1,086,122)
Lease liability	$4,392,211

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
	2025	2024
Accrued interest	$-	$578,456
Consulting and professional fees	92,448	37,789
Franchise tax	28,200	33,176
Warranty reserve	627,066	529,129
Accrued payroll	225,623	417,977
Accrued insurance	323,071	-
Other	37,550	90,071
	$1,333,958	$1,686,598

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Accrued interest at December 31, 2024 of $578,456 relates primarily to interest on the December 2023 Convertible Note and the August 2024 Convertible Note.  Pursuant to the January 2025 SPA, the Lender agreed for the interest on the Convertible Notes to be added to the principal balance of the Convertible Note, see Note 10 - Debt.

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	September 30,	December 31,
	2025	2024
PPG payable	$27,642	$61,676
Income tax payable	715,559	1,115,559
Accrued board compensation	100,000	150,000
Other	55,874	36,987
	$899,075	$1,364,222

NOTE 10. DEBT

The table below summarizes the outstanding debt as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Principal value of Convertible Notes (1)	$10,311,113	$17,836,864
Floor plan payable	85,000	353,612
Total	10,396,113	18,190,476
Debt discount and issuance costs, net of amortization (2)	(960,253)	(3,750,932)
Less: current portion	(85,000)	(353,612)
Total debt - long term	$9,350,860	$14,085,932

(1)

Includes $6,569,277, $1,997,560, $879,965 and $864,311 of principal for the December 2023, January 2025, June 2025 and July 2025 Convertible Notes at September 30, 2025, respectively.

Includes $16,644,699 and $1,192,165of principal for the December 2023 and August 2024 Convertible Notes at December 31, 2024, respectively.

(2)

Includes $700,997, $114,684, $61,885 and $82,687 of debt discount and issuance costs for the December 2023, January 2025,  June 2025 and July 2025 Convertible Notes at September 30, 2025, respectively.

Includes $3,419,065 and $331,867of debt discount and issuance costs for the December 2023 and  August 2024 Convertible Notes at December 31, 2024, respectively.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Securities Purchase Agreement

On October 6, 2023 the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional Lender (the “Lender”) pursuant to which the Company issued to the Lender a senior secured convertible note (the “December 2023 Convertible Note”) in exchange for a loan in the principal amount of $15,819,209. The December 2023 Convertible Note shall accrue interest at an annual rate equal to the Prime Interest rate plus 5% per annum which is payable quarterly in cash, or upon the Company’s option, in securities of the Company provided certain conditions are met at the increased interest rate of the Prime Interest rate plus 8% per annum. The Company is required to pay a late charge of 12% per annum (“Late Charges”) on any amount of principal or other amounts that are not paid when due. The December 2023 Convertible Note is convertible into shares of the Company’s common stock, par value $0.0001 per share at the option of the Lender at a conversion price of $400.00 per share, subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the common stock issuable upon conversion of the December 2023 Convertible Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $240.00. The conversion price is subject to a downward adjustment if the Company issues equity in the future at a price less than $400.00, except for equity issued in connection with certain strategic acquisitions. The conversion price is also subject to a downward adjustment if the Company fails to satisfy certain performance conditions set forth in the December 2023 Convertible Note. Upon the Lender’s conversion, the conversion amount shall be equal to 115% of the principal amount to be converted under the December 2023 Convertible Note plus any accrued and unpaid interest and accrued and unpaid Late Charges on such principal and interest, if any (the “Conversion Rate”). Lender’s ability to convert the December 2023 Convertible Note into shares of common stock is subject to a 4.99% blocker, such that Lender cannot convert the December 2023 Convertible Note into shares of common stock to the extent it will make the Lender a beneficial owner of more than 4.99% of the common stock. The Company has the option to prepay the December 2023 Convertible Note, upon thirty (30) business days written notice, by paying the product of the 20% redemption premium multiplied by the greater of (i) the conversion amount to be redeemed and (ii) the product of (x) the Conversion Rate with respect to the conversion amount to be redeemed multiplied by (y) the greatest closing sale price of the Company’s common stock on any trading day immediately preceding such notice of redemption and the date the Company makes the entire payment required.

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

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Certain events of default under the December 2023 Convertible Note and the Series A Convertible Preferred Stock have occurred based on the following: the Company’s failure to have its resale registration statement on Form S-1 declared effective by the SEC within sixty (60) days of December 12, 2023, the financial statements of the Company’s subsidiary for the years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023 were required to be restated, the fact that the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”) within two (2) trading days of the filing due date of the Form 10-K and the Company did not file its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Form 10-Q”) within two (2) trading days of the filing due date of the Form 10-Q. The December 2023 Convertible Note and the Series A Convertible Preferred Stock each provide for certain remedies based upon the occurrence of an event of default. As a result of the default the Lender under the December 2023 Convertible Note who is also the holder of the Series A Convertible Preferred Stock calculated default interest on the December 2023 Convertible Note of an additional 8% of the principal balance outstanding for seventeen (17) days in May 2024 and an additional 8% of the principal balance outstanding for thirty (30) days in June 2024 (the “Default Interest”). The total Default Interest calculated for the three months ended June 30, 2024 was $165,233 in the aggregate. The Lender has agreed to treat the Default Interest as paid-in-kind interest (“PIK interest”) and the accrued Default Interest was added to the principal balance of the Convertible note on July 1, 2024. In addition, under the terms of the December 2023 Convertible Note and the August 2024 Convertible Note, the Company has accrued default interest from the period from the date the Company failed to have its resale registration statement on Form S-1 declared effective by the SEC in February 2024 through September 30, 2024, excluding the period for which the Lender calculated the Default Interest, in the amount of $660,292 (the “Additional Default Interest”). Pursuant to the execution of the August 2024 Convertible Note, the Lender agreed to waive the pre-existing events of default that occurred under the December 2023 Convertible Note and as a result, the Company recognized a gain on forgiveness of payable of $319,900 in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

On June 5, 2025, the Company entered into a SPA (the “June 2025 SPA”) with the Lender for a series of senior secured convertible note up to $21,972,275 and pursuant to which the Company executed and delivered to the Lender a senior secured convertible note, dated June 5, 2025 (the “June 2025 Convertible Note”), in exchange for a loan in the original principal amount of $823,960. The June 2025 Convertible Note has the same terms and conditions as the December 2023 Convertible Note.

On July 7, 2025, the Company executed and delivered to the Lender a senior secured convertible note, dated July 7, 2025 (the “July 2025 Convertible Note”), in exchange for a loan in the original principal amount of $823,960. The July 2025 Convertible Note has the same terms and conditions as the December 2023 Convertible Note.

During the three months ended September 30, 2025, the Lender converted December 2023 Convertible Notes with principal amount of $2,050,000 and interest payable of $18,763 into 287,722 shares of Common Stock. During the three months ended June 30, 2025, the Lender converted December 2023 Convertible Notes with principal amount of $250,000 and interest payable of $8,431into 29,079 shares of Common Stock

The December 2023 Convertible Note includes an original issue discount of $2,119,209 and debt issuance costs of $3,088,883. The August 2024 Convertible Note includes an original issue discount of $154,681 and debt issuance costs of $95,000. The January 2025 Convertible Note includes an original issue discount of $154,681 and debt issuance costs of $35,000. The June 2025 Convertible Note includes original issue discount of $73,960 and debt issuance costs of $15,000. The July 2025 Convertible Note includes original issue discount of $73,960 and debt issuance costs of $25,000. For the three and nine months ended September 30, 2025, the Company recorded $1,884,966 and $2,980,444 of interest expense of the debt discount and debt issuance costs relating to the Convertible Notes, in the unaudited condensed consolidated statement of operations. As of September 30, 2025 and December 31, 2024, accrued interest on the December 2023 Convertible Note, the August 2024 Convertible Note, the January 2025 Convertible Note and the June 2025 Convertible Note, including the Additional Default Interest, was $0 and $569,419, respectively, as included with accrued expenses on the accompanying unaudited condensed consolidated balance sheets. See Note 8.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Exchange Agreement

On May 14, 2025, the Company entered into an Amendment and Exchange Agreement (the “Exchange Agreement”) with the Lender pursuant to which the Company shall authorize one or more issuances of a new series B convertible preferred stock of the Company, $0.0001 par value (see Note 11- Preferred Stock). The Exchange Agreement provides that the Holder shall have the option exchange some or all of the amounts outstanding under the December 2023 Convertible Note, August 2024 Convertible Note and/or the January 2025 Convertible Note (collectively the “Convertible Notes”). At the initial closing the Lender has determined to convert $1,284,881, which is the principal amount plus all accrued interest due under the August 2024 Convertible Note, into 100 shares of Series B Preferred Stock. See Note 12 - Preferred Stock for further discussion of the conversion.

Exchange of Convertible Notes to Preferred Series C Equity

In connection with the Second Exchange Agreement (as defined in Note 12 - Preferred Stock), on August 4, 2025, the Lender provided the Company with notice to exchange $10,000,000 of principal from the December 2023 Convertible Note into 375 shares of Series C Preferred Stock (the “August 4, 2025 Exchange Notice”), which is a partial exchange of the December 2023 Convertible Note. On August 7, 2025, the Company issued to the Lender 375 shares of the Series C Preferred Stock.

Floor Plan Payable

On May 15, 2024, the Company entered into a loan agreement for up to $1.5 million (“Floor Plan Financing”) with an institutional lender. The Floor Plan Financing represents financing arrangements to facilitate the Company’s purchase of used and trade in vehicles. All Floor Plan Financing are collateralized by the inventory purchased. These payables become due when the Company sells the vehicle. The interest rate is prime rate plus 3%. Interest on outstanding floor plan payable balances are due and payable on the 15th of each month. This loan was fully repaid in the third quarter of 2025.

During May and June 2025, the Company entered into three loan agreements for $385,000 (“2025 Floor Plan Financings”, collectively with the Floor Plan Financing, the "Floor Plan Financings") with another institutional lender. The 2025 Floor Plan Financings represent financing arrangements to facilitate the Company’s purchase of used and trade in vehicles. All 2025 Floor Plan Financings are collateralized by the inventory purchased. These payables become due when the Company sells the vehicle. The interest rate is 24.99%. Interest on outstanding 2025 Floor Plan Financings payable balances are due and payable monthly.

The outstanding balances on Floor Plan Financings as of September 30, 2025 and December 31, 2024, was $85,000 and $1,212,000. Interest expense on the Floor Plan Financings for the three and nine months ended September 30, 2025 was $29,603 and $60,925, respectively, and $27,058 and $37,859 for the three and nine months ended September 30, 2024, respectively.

Business Loan and Security Agreement

On February 20, 2025, the Company entered into a Business Loan and Security Agreement with Agile Lending, LLC (the “Lending Lender”) pursuant to which the Company received a term loan from the Lending Lender in the principal amount of $1,575,000 (the “Agile Loan”) which included an administrative agent fee of $75,000.

On April 4, 2025, the Company entered into a new business loan and security agreement with an effective date of April 4, 2025 (the “New Loan Agreement”) by and among an investor (the “New Lender”), a collateral agent (the “Collateral Agent”), the Company and its subsidiary, Humble Imports Inc., pursuant to which the Company received a term loan from the New Lender in the principal amount of $1,824,300 (the “New Loan”). The New Loan agreement stipulates the Loan is to be repaid through sixty-nine (69) equal weekly payments of principal and interest in the aggregate amount of $35,693 per week commencing on April 15, 2025 and ending August 4, 2026 (the “Term”). During the Term, the New Loan will accrue interest in the aggregate amount of $638,505 unless, in the event of default, the New Loan will accrue interest at a fixed per annum rate equal to the rate that is otherwise applicable plus 5% (the “Default Rate”). The New Loan included an administrative expense fee of $40,000 and a lender’s legal fee of $35,000, which sum was netted out of the New Loan. The New Loan is secured by all properties, rights and assets of the Company.

The net proceeds of the New Loan were used to pay off the Agile Loan in the discounted amount of $1,749,300, including principal and interest. Accordingly, the Agile Loan is paid off and satisfied.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Third Amendment and Exchange Agreement

On July 7, 2025, the Company and New Lender entered into the Third Amendment and Exchange Agreement (the “Third Exchange Agreement”). Pursuant to the Third Exchange Agreement, on July 7, 2025, the Lender converted the $2,462,805 outstanding under the New Loan Agreement into 125 shares of the Company’s Series C Preferred Stock, and such shares of Common Stock issuable pursuant to the terms of the Series C Preferred Stock, including, without limitation, upon conversion or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act. See Note 12 for further discussion of the conversion.

The table below presents the disaggregation of interest expense for the three and nine months ended September 30, 2025:

	Three months ended	Nine months ended
	September 30,	September 30,
	2025	2025
Contractual interest expense	$1,169,571	$3,926,363
Debt discount and issuance cost amortization	1,912,893	3,118,428
Total	$3,082,464	$7,044,791

NOTE 11. WARRANT LIABILITIES

As part of the December 2023 Convertible Note (see Note 10 - Debt), the Company issued warrants to Defender SPV, LLC where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $460.00 per share (the “December 2023 Common Share Warrants”). Simultaneously on December 12, 2023, with the issuance of the Series A Preferred Stock, the Company issued warrants (the “Preferred Shares Warrants”) where each warrant allows the holder to purchase one share of the Company’s Series A Preferred Stock at $703.20 per share. The Preferred Shares Warrants expired on June 12, 2025, on the 18 month anniversary of the date of issue. As part of the January 2025 SPA, the Company issued a warrant dated January 13, 2025 to purchase 9,960 shares of the Company's common stock at an exercise price of $460.00 per share (the " January 2025 Common Share Warrants" and collectively, with the December 2023 Common Share Warrants, the "Common Share Warrants").

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

The Common Share Warrants and the Preferred Share Warrants are recognized as derivative liabilities. Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the issuance date with the offsetting entry to debt discount. The carrying value of the instruments are adjusted to fair value through other income (expense) on the unaudited condensed consolidated statement of operations at each reporting period until they are exercised or expire. As of September 30, 2025 and December 31, 2024, the fair value of the Common Share Warrants and the Preferred Share Warrants liabilities are presented within warrant liabilities on the consolidated balance sheet.

As of September 30, 2025, there were 37,249 Common Share Warrants and 0 Preferred Share Warrants outstanding. As of December 31, 2024, there were 27,289 Common Share Warrants and 396 Preferred Share Warrants outstanding.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NOTE 12. PREFERRED STOCK

Series B and C Convertible Preferred Stock

At September 30, 2025, there were 0 shares of B Preferred Stock and 591 shares of Series C Preferred Stock issued and outstanding.

During the nine months ended September 30, 2025, 37 shares of Series C Preferred Stock were converted into 163,262 shares of Common Stock.

Exchange Agreement

On May 14, 2025, the Company entered into the Exchange Agreement with the Lender pursuant to which the Company shall authorize one or more series of a new series B convertible preferred stock of the Company, $0.0001 par value, the terms of which are set forth in a certificate of designation for such series of preferred stock designated as Series B-1 Convertible Preferred Stock, $0.0001 par value (the “Series B Preferred Stock”), which Series B Preferred Stock shall be convertible into shares of Common Stock. The Exchange Agreement provides that the Holder shall have the option to exchange some or all of the amounts outstanding under the Convertible Notes. At the initial closing the Lender determined to convert $1,284,881, which is the principal amount plus all accrued interest due under the August 2024 Convertible Note, into 100 shares of Series B Preferred Stock, and such shares of Common Stock issuable pursuant to the terms of the Series B Preferred Stock, including, without limitation, upon conversion or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

In connection with the Amendment and Exchange Agreement, the Series B Preferred Stock shares were valued at $851,000 as of May 14, 2025 as part of the conversion from notes payable to preferred stock. The fair value of the Series B Preferred Stock was estimated using a market approach based on the underlying common stock price as of the agreement date and accounted for as an extinguishment of debt. The following terms were used as part of the exchange: conversion rate of 575 common shares per preferred share, convertible at 115% of the stated value of $40,000 per preferred share. The gain on the conversion of fair value of the Series B Preferred Stock was $433,881 for the nine months ended September 30, 2025, and is reported with Other (income) expense in our unaudited condensed consolidated statements of operations.

Second Exchange Agreement

On June 20, 2025, the Company entered into a Second Amendment and Exchange Agreement (the “Second Exchange Agreement”) with the Lender pursuant to which the Company shall authorize one or more series of a new series C convertible preferred stock of the Company, the terms of which are set forth in a certificate of designation for such series of preferred stock designated as Series C Preferred Stock, $0.0001 par value (the “Series C Preferred Stock”), which Series C Preferred Stock shall be convertible into shares of Common Stock. The Second Exchange Agreement provides that the Holder shall have the option to exchange (a) some or all of the amounts outstanding under the Convertible Notes, and (b) the 100 shares of Series B Preferred Stock. At the initial closing the Lender determined to convert the 100 shares of Series B Preferred Stock received in the Amendment and Exchange Agreement, into 100 shares of Series C Preferred Stock, and such shares of Common Stock issuable pursuant to the terms of the Series C Preferred Stock, including, without limitation, upon conversion or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

The Second Exchange Agreement provides further that the Lender may require the Company to participate in one or more additional exchanges to exchange the amounts outstanding under the remaining Convertible Notes into Series C Preferred Stock and such shares of Common Stock issuable pursuant to the terms of Series C Preferred Stock, including, without limitation, upon conversion of the shares of Series C Preferred Stock held by the Lender or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Third Exchange Agreement

On July 7, 2025, the Company and Lender entered into the Third Amendment and Exchange Agreement (the "Third Exchange Agreement"). Pursuant to the Third Exchange Agreement, on July 7, 2025, the Lender converted the $2,462,805 under the Loan Agreement into 125 shares of the Company’s Series C Preferred Stock, and such shares of Common Stock issuable pursuant to the terms of the Series C Preferred Stock, including, without limitation, upon conversion or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

In connection with the Third Exchange Agreement, the Series C Preferred Stock shares were valued at $759,000 as of July 7, 2025 as part of the conversion from notes payable to preferred stock. The fair value of the Series C Preferred Stock was estimated using a market approach based on the underlying common stock price as of the agreement date and accounted for as an extinguishment of debt. The following terms were used as part of the exchange: conversion rate of 575 common shares per preferred share, convertible at 115% of the stated value of $40,000 per preferred share. The gain on the conversion of fair value of the Series C Preferred Stock was $1,703,805 for the three months ended September 30, 2025, and is reported with Other (income) expense in our unaudited condensed consolidated statements of operations.

Exchange of Convertible Notes to Preferred Series C Equity

On August 7, 2025, the Lender exchanged $10,000,000 principal from the December 2023 Convertible Note into 375 shares of Series C Preferred Stock.

As part of the conversion, the Series C Preferred Stock shares were valued at $1,224,750 as of August 7, 2025. The fair value of the Series C Preferred Stock was estimated using a market approach based on the underlying common stock price as of the agreement date and accounted for as an extinguishment of debt. The following terms were used as part of the exchange: conversion rate of 575 common shares per preferred share, conversion price of $80 and stated value of $1,000 per preferred share. The gain on the conversion of fair value of the Series C Preferred Stock was $8,775,250 for the three months ended September 30, 2025, and is reported with other (income) expense in our unaudited condensed consolidated statements of operations.

Securities Purchase Agreement

On August 13, 2025, the Company entered into a SPA by and between the Company and the Holder. Pursuant to the SPA the Holder purchased, and the Company sold 28 shares of the Company’s Series C Convertible Preferred Stock, and the shares of Common Stock issuable pursuant to the terms of the Certificate of Designations, including, without limitation, upon conversion or otherwise of the Initial Preferred Shares, collectively, the “Initial Conversion Shares”) for a discounted purchase price of $999,900 or approximately $36,000 for each $40,000 of Stated Value (as defined in the Certificate of Designations). This transaction incurred professional fees of $60,000.

The SPA provides further that the Holder may require the Company to participate in one or more Additional Closings for purchase by the Holder, and the sale by the Company, of up to the aggregate number of shares of Series C Preferred Stock, which aggregate number for all Buyers shall not exceed 625 shares of Series C Preferred Stock (collectively, the “Additional Preferred Shares”, and together with the Initial Preferred Shares, the “Preferred Shares”, and the shares of Common Stock issuable pursuant to the terms of the Certificate of Designations, including, without limitation, upon conversion or otherwise of the Additional Preferred Shares, collectively, the “Additional Conversion Shares”, and together with the Initial Conversion Shares, the “Conversion Shares”).

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

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Conversion Rights

At any time after issuance, the Series C Preferred Stock are convertible, in whole or in part, at the holder’s option, into shares of the Company’s common stock, par value $0.0001 per share at the conversion price of $80.00 per share (the “Conversion Price”), subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. Upon the Lender’s conversion of the Series C Preferred Stock, the shares underlying the Series B Preferred Stock shall be equal to the number of shares of Series C Preferred Stock to be converted at a 15% premium to the stated value thereof plus any accrued and unpaid dividends, and accrued and unpaid late charges on such dividends, if any (the “Conversion Rate”).

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

The floor price is equal to $4.00. The conversion price is also subject to a downward adjustment if the Company fails to satisfy certain performance conditions set forth in the Second Exchange Agreement.

Series A Preferred Stock

At September 30, 2025, there were 375 shares of Series A Preferred Stock issued and outstanding. During the nine months ended September 30, 2025, 250 shares of Series A Preferred Stock were converted into 25,000 shares of Common Stock.

At December 31, 2024, there were 162 shares of Series A Preferred Stock issued and outstanding. On August 30, 2024, the holder of 463 shares of Series A Preferred Stock converted such shares for 46,250 shares of common stock. In January 2025, the conversion of such preferred shares was reversed by the Company’s transfer agent and the holder was issued 463 shares of Series A Convertible Preferred Stock. The Series A Preferred Stock shall rank senior to all shares of Common Stock, and to all other classes or series of capital stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

Dividend Rights

From and after the first date of issuance of any initial shares of Series A Preferred Stock (the “Initial Issuance Date”) and prior to the date of the initial exercise of the Preferred Warrants (the “Initial Preferred Warrant Exercise Date”), unless a triggering event has occurred and is continuing, holders of Series A Convertible Preferred Stock shall not be entitled to dividends. From and after the Initial Preferred Warrant Exercise Date, dividends on the Series A Convertible Preferred Stock shall commence accruing and shall be computed on the basis of a 360-day year and twelve 30-day months and shall be payable in arrears for on the first trading day of each fiscal quarter (each, an “Dividend Date”). Dividends shall be payable on each Dividend Date, to each record holder of Series A Convertible Preferred Stock on the applicable Dividend Date, in shares of Common Stock (“Dividend Shares”) so long as there has been no Equity Conditions Failure; provided however, that the Company may, at its option following notice to each holder, pay dividend on any Dividend Date in cash (“Cash Dividend”) or in a combination of Cash Dividend and Dividend Shares.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Liquidation Preference

In the event of a liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the stockholders of Series A Preferred Stock shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (the “Liquidation Funds”), before any amount shall be paid to the holders of any of shares of junior stock, but pari passu with any parity stock then outstanding, an amount per share of Series A Preferred Stock equal to the sum of (i) the Black Scholes Value (as defined in the Common Warrants) with respect to the outstanding portion of all Common Warrants held by such holder (without regard to any limitations on the exercise thereof) as of the date of such event and (ii) the greater of (A) 125% of the Conversion Amount (as defined below) of such Series A Convertible Preferred Stock on the date of such payment and (B) the amount per share such holder would receive if such holder converted such Series A Preferred Stock into Common Stock immediately prior to the date of such payment, provided that if the Liquidation Funds are insufficient to pay the full amount due to the holders and holders of shares of parity stock, then each holder and each holder of parity stock shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such holder and such holder of parity stock as a liquidation preference, in accordance with their respective certificate of designations (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Series A Convertible Preferred Stock and all holders of shares of parity stock.

Conversion and Redemption Rights

At any time after the Business Combination, each stockholder shall be entitled to convert any portion of the outstanding Series A Preferred Stock held by such stockholder into validly issued, fully paid and non-assessable shares of Common Stock. The number of shares of Common Stock issuable upon conversion of any Series A Convertible Preferred Stock shall be determined by dividing (i) the Conversion Amount (as defined in the Certificate of Designation) of such Series A Preferred Stock by (y) $10.00 (subject to adjustments). A stockholder’s ability to convert Series A Preferred Stock into shares of Common Stock is subject to a 4.99% blocker, such that a stockholder cannot convert Series A Preferred Stock into shares of Common Stock to the extent it will make the stockholder a beneficial owner of more than 4.99% of the Common Stock.

The stockholders of Series A Preferred Stock have redemption rights upon the occurrence of a Triggering Event (as defined in the Certificate of Designation). The Company has the right to redeem all or any part of Series A Convertible Preferred Stock then outstanding.

Voting and Other Preferred Rights

Holders of Preferred Stock shall have no voting rights.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NOTE 13. Earnings Per Share

The following table is the basic and diluted earnings (loss) per share computation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Numerator:
Net income (loss) for basic earnings per share	$2,232,855	$(2,569,518)	$(4,787,756)	$(7,458,875)
Adjustments to net income (loss) available to shareholders
Interest expense	958,957	-	-	-
Adjusted net income (loss) for diluted earnings per share	$3,191,812	$(2,569,518)	$(4,787,756)	$(7,458,875)

Denominator:
Weighted average shares used to compute basic EPS	1,433,042	847,560	1,084,761	814,917
Dilutive effect of:
Convertible debt	3,637,255	-	-	-
Series A Preferred Stock	37,500	-	-	-
Series C Preferred Stock	214,932	-	-	-
Weighted average shares used to compute diluted EPS	5,322,729	847,560	1,084,761	814,917

Basic earnings (loss) per share	$1.56	$(3.03)	$(4.41)	$(9.15)
Diluted earnings (loss) per share	$0.60	$(3.03)	$(4.41)	$(9.15)

Anti-dilutive securities excluded from shares outstanding:
Convertible debt	-	489,203	3,637,255	489,203
Warrants	331,187	339,036	331,187	339,036
Series A Preferred Stock	-	16,200	37,500	16,200
Series C Preferred Stock	-	-	214,932	-
Total	331,187	844,439	4,220,874	844,439

NOTE 14. STOCKHOLDERS’ EQUITY

Reverse Stock Split

On July 22, 2025, the Board approved a 1-for-40 reverse stock split of the Company’s Common Stock (the "Reverse Stock Split"), which was effected September 18, 2025. The Reverse Stock Split is intended to increase the per share trading price of ECD’s common stock to satisfy the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market ("Nasdaq") (Rule 550(a)(1)).  As a result of the Reverse Stock Split, every forty pre-split shares of common stock outstanding was automatically reclassified and combined into one share of common stock. The Reverse Stock Split has been applied retrospectively to all share and per share numbers in the unaudited consolidated financial statements for all periods presented, including number of shares outstanding, weighted average shares used in computing basic and diluted earnings (loss) per share, share-based payment awards (number of shares and exercise prices), and conversion of preferred or other convertible securities. There was no change to the dollar amounts of common stock, additional paid-in capital, retained earnings, or other equity accounts, except as required for share counts. The Company's Common Stock was rounded up by 62,364 shares in respect of fractional shares resulting from the Reverse Stock Split.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Common stock

During the three months ended September 30, 2025, the Lender converted December 2023 Convertible Notes with principal amount of $2,050,000 and interest payable of $18,763 into 287,722 shares of Common Stock. During the three months ended June 30, 2025, the Lender converted December 2023 Convertible Notes with principal amount of $250,000 and interest payable of $8,431into 29,079 shares of Common Stock.

During the nine months ended September 30, 2025, 250 Series A Preferred Stock were converted into 25,000 shares of Common Stock. During the nine months ended September 30, 2025, 37 Series C Preferred Stock were converted into 163,262 shares of Common Stock.

On February 21, 2025, pursuant to the Advisor consulting agreement, as defined below, the Company issued 5,900 shares of common stock.

On January 13, 2025, pursuant to the January 2025 SPA, the Company issued 12,500 shares of common stock.

Warrants

On September 24, 2025, the Company, entered into an agreement (the “Agreement”) with Loeb, its securities counsel, to secure and pay legal fees to Loeb of up to $2,090,000 (the “Fees”). Pursuant to the Agreement the Company issued and delivered to Loeb a Common Stock Purchase Warrant to acquire 550,000 shares of the Company’s common stock, par value $0.0001 per share (the “Warrant Shares”) at an exercise price of $0.01 per share. The number of warrants was calculated based upon the price of $3.80, which was the closing price of the Company’s common stock on September 23, 2025. Pursuant to the Agreement, the Fees shall be reduced dollar for dollar by the net proceeds Loeb realizes from the sale of the Warrant Shares. The Common Stock Purchase Warrants are exercisable for a period of three years and the Company provided Loeb will certain registration rights with respect to the Warrant Shares. The Common Stock Purchase Warrant provides that the Company shall not effect any exercise and Loeb shall not have the right to exercise any portion of this Common Stock Purchase Warrant, to the extent that after giving effect to such issuance after exercise as set forth on the applicable Notice of Exercise, Loeb (together with the Loeb’s Affiliates, and any other Persons acting as a group together with the Loeb or any of the Loeb’s Affiliates), would beneficially own in excess of 4.99%.

Under ASC 718-10 Compensation - Stock Compensation and ASC 505-50 Equity Based Payments to Non-employees, equity instruments issued to non-employees for services are measured at grant-date fair value and classified as equity if they are indexed to the Company's own stock and settled in shares. The Common Stock Purchase Warrant was measured on September 24, 2025 at a fair value of $2,156,583 using a Black-Scholes option pricing model using the following assumptions: stock price of $3.93, exercise price of $0.01, expected term of 3 years, risk-free rate of 3.59%, dividend yield of 0% and volatility of 108%. The difference of $66,583 between the fair value at grant date and the total service value of $2,090,000 was recognized as legal expense in the unaudited consolidated condensed income statements for the three and nine months ended September, 2025.

As part of the Company’s initial public offering (“IPO”), warrants were issued to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $460.00 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, a private sale of warrants was completed where each warrant allows the holder to purchase one share of the Company’s common stock at $460.00 per share.

As of September 30, 2025 and December 31, 2024, there were 287,500 Public Warrants and 6,438 Private Warrants outstanding.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

The Public Warrants and the Private Warrants expire on December 12, 2026 or earlier upon redemption or liquidation and became exercisable, on the filing of the effective registration statement under the Securities Act, on November 4, 2025, covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

The Public Warrants are exercisable effective November 4, 2025. The Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.40 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●

if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share.

The Company accounts for the 293,938 warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

In connection with the December 2023 Convertible Note the Company issued 27,289 common share warrants and 396 preferred share warrants, in connection with the August 2024 Convertible Note the Company issued 1,992 common share warrants and in connection with the January 2025 Convertible Note the Company issued 9,960 common share warrants to ATW (the “ATW warrants”). The ATW warrants expire on the seventh anniversary of the issuance date and are exercisable on any day after the initial date on which either (i) the shares of Common Stock are registered under the 1934 Act or (ii) any publicly traded common equity (or equivalent security) of anfy Successor Entity are issued in exchange for the Common Stock in the applicable Business Combination or other similar transaction (the “Public Company Date”). The Company accounts for the ATW warrants as a liability and the warrants are measured at fair value with subsequent changes in fair value recorded in earnings in accordance with the guidance contained in ASC 815.

On August 8, 2024, the Company entered into a subscription agreement with Second Investor pursuant to which the Company issued 2,500 warrants (the “Duncan Warrants”). The Duncan Warrants have a termination date of August 8, 2026, and are exercisable at any time on or after the issue date. The Company accounts for the Duncan Warrants in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

The maximum number of shares reserved for the grant of awards under the Plan shall be 375,000.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

During the three months ended September 30, 2025, 187,500 shares were granted under the Equity Incentive Plan of which 50% vested immediately and the other 50% will vest over 3 years from October 1, 2025.

Each of its four non-employee directors received a one-time grant of stock options to purchase up to 375 shares of Common Stock, exercisable at a purchase price which shall be equal to 110% of the price per share of the Common Stock at the Closing Date. In addition, in the first quarter of 2024 the Company entered into a consulting agreement whereby it issued 2,500 fully paid up non-forfeitable shares of restricted common stock. The shares were issued in the three months ended June 30, 2024. All shares of Company restricted common stock will be subject to a 12-month lock-up period from the time of issuance.

In February 2024, the Company entered into a one-year consulting agreement (the “Agreement”) with an investor relations firm for the purposes of developing, implementing and maintaining an ongoing stock market support system for the Company with the general objective of expanding awareness in the Company. In connection with this agreement, the Company has committed to pay $14,500 per month for the first four months of service and $12,500 per month thereafter. The Company also issued 2,500 shares of restricted common stock on May 9, 2024. All shares of Company restricted Company common stock will be subject to a 12-month lock up from the time of issuance.

In January 2025, pursuant to the employment agreement for the Company’s prior Chief Financial Officer the Company recognized stock-based compensation for 2,500 shares of the Company’s common stock, valued at the market price of the Company’s common stock on January 2, 2025 of $37.60 per share, or $94,000. The share-based compensation is recorded in general and administrative expenses and in additional paid-in-capital in the accompanying unaudited condensed consolidated statements of changes in stockholders’ deficit.

In February 2025, the Company entered into a thirteen month consulting agreement (the "Second Agreement") with an advisory firm (the "Advisors") for business advisory services.  In connection with this agreement, the Company recognized stock-based compensation and issued 5,900 shares of the Company's common stock, valued at the market price of the Company's common stock on February 25, 2025 of $35.56 per share, or $212,164.

In March 2025, the Company entered into a one month consulting agreement (the “Third Agreement”) with the Advisors for business advisory services. In connection with this agreement, the Company recognized stock-based compensation for 3,750 shares of the Company’s common stock, valued at the market price of the Company’s common stock on March 28, 2025 of $23.48 per share, or $88,050. The share-based compensation is recorded in general and administrative expenses and in additional paid-in-capital in the accompanying unaudited condensed consolidated statements of changes in stockholders’ deficit. These shares were issued in May 2025.

On March 31, 2025, the Company entered into an amended consulting agreement. Pursuant to the terms of the amendment, the Company issued 12,500 bonus shares of Company common stock to replace cash payments for the consulting fees in the aggregate of $30,000 for the months of January through March 2025 and a $250,000 cash bonus, for a total value of $293,500. The cash bonus and the share-based compensation is recorded in general and administrative expenses and in addition paid-in-capital in the accompanying unaudited condensed consolidated statements of changes in stockholders’ deficit. These shares were issued in May 2025.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Pursuant to the compensation plan for the Company’s non-employee directors, the non-employee directors will receive a payment of $12,500 per each quarterly meeting. For the nine months ended September 30, 2025 and 2024, the Company recognized $75,000 and $100,000, respectively, of stock-based compensation. The accrued stock issuance is presented as a share issuance liability in the accompanying unaudited condensed consolidated balance sheet. The Company issued 3,750 shares of common stock related to the 2024 non-employee directors' compensation in May 2025.

Agreement with One Drivers Club

On November 14, 2024, ECD entered into a Strategic Partnership Agreement (the “ODC Agreement”) and a Usage Agreement (the “Usage Agreement”) with ODC to launch ECD’s first retail showroom in West Palm Beach, Florida. As part of the Usage Agreement, the Company has agreed that ODC, at the Company's expense, shall complete the interior build-out ("Build-Out") of the ODC Premises in accordance with the plans and subject to the terms set forth in the Usage Agreement. Upon the completion of the demolition of the ODC premises in connection the Build-Out, the Company issued One Drivers Club 18,125 unrestricted shares of ECD capital stock (the “ODC Shares”) in the second quarter of 2025. (See Note 14 - Commitments and Contingencies).

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

NOTE 15. COMMITMENTS AND CONTINGENCIES

From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2025, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.

Agreement with One Drivers Club

On November 14, 2024, the Company entered into the ODC Agreement and a Usage Agreement with One Drivers Club to launch ECD’s first retail showroom. One Drivers Club is the premier destination for automotive enthusiasts who view their vehicles as not just machines, but drivers of their lifestyles. With facilities located in Bedford, NY, Chicago, IL, West Palm Beach, FL, and Seattle WA, One Drivers Club redefines luxury car care through unparalleled concierge storage and full-service collection management. Beyond exceptional car care, One Drivers Club is a community-a place where like-minded drivers connect over shared passions and Members celebrate the art and prestige of driving, collecting, and owning remarkable vehicles. The ODC Agreement, entitles the Company to use a portion of One Drivers Club’s facility in West Palm Beach, Florida (the “ODC Premises”) for the operation of an ECD showroom for ECD vehicles and sale of ECD vehicles, subject to the terms of the Usage Agreement. Pursuant to the ODC Agreement, One Drivers Club grants to the Company a non-exclusive, royalty-free, fully paid up, non-transferable and terminable right and license to use the marks designated by One Drivers Club, and the Company grants to One Drivers Club, a non-exclusive, royalty-free, fully paid up, non-transferable and terminable right and license to use the marks designated by ECD, for the limited purpose of the operation of the ECD showroom and for the limited purpose of the operation of the ECD showroom and advertisement of ECD and the ECD Automobiles.

Pursuant to the Usage Agreement and amendment dated May 7, 2025, (i) the Company shall pay One Drivers Club base rent of $225,000 per annum payable monthly, subject to 4% annual increases for each subsequent year for use of the ODC Premises; (ii) for a term of five (5) years; (iii) One Drivers Club, at the Company's cost and expense, shall complete the interior build-out (“Build-Out”) of the ODC Premises in accordance with the plans and subject to the terms set forth in the Usage Agreement.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Relationship with Ten Easy Street

On December 12, 2024, ECD signed a contract with Ten Easy Street of Nantucket (“TES”), a concept showroom, showhouse and gathering space, to expand ECD’s retail presence and showcase its one-of-one vehicles as part of their curated creative lifestyle brands, furnishings and social opportunities.

TES has agreed to showcase the Company’s custom vehicles in the designated parking spots located at TES from April 1, 2025 to December 31, 2025 (the “Showcase Term”). The Company will pay TES $75,000 for the Showcase Term. TES will also promote the Company’s vehicles on all marketing channels during the Showcase Term and the Company will provide TES with an affiliate link that corresponds to the vehicles shown on TES’s platform. TES will receive $5,000 for all sales made through the affiliate link.

NOTE 16. Employee Benefit Plan

The Company offers a 401(k) plan which permits eligible employees to contribute portions of their compensation to an investment trust. The Company makes contributions to the plan totaling 3% of employees’ gross salaries and such contributions vest immediately. The 401(k) plan provides several investment options, for which the employee has sole investment discretion. The Company’s cost for the 401(k) plan was $59,112 and $170,352 for the three and nine months ended September 30, 2025, respectively. The Company’s cost for the 401(k) plan was $53,842 and $140,991 for the three and nine months ended September 30, 2024, respectively.

NOTE 17. FAIR VALUE MEASUREMENTS

The Company accounts for certain assets and liabilities at fair value and classifies these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Assets and liabilities subject to fair value measurements are as follows:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities – Common Share Warrants	$-	$-	$28,224	$28,224
Derivative Liability	-	-	18	18
Total liabilities	$-	$-	$28,242	$28,242

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities – Common Share Warrants	$-	$-	$486,495	$486,495
Warrant liabilities – Preferred Share Warrants	-	-	64	64
Derivative Liability	-	-	313,191	313,191
Total liabilities	$-	$-	$799,750	$799,750

The Common Share Warrants and the Preferred Share Warrants were valued using a Black-Scholes option pricing model utilizing assumptions related to the contractual terms of the instruments, estimated volatility of the price of the Common Stock and current interest rates.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

The following table provides quantitative information regarding Level 3 fair value measurements for Common Share Warrants as of September 30, 2025:

	December 2023	January 2025
	Common Share	Common Share
	Warrants	Warrants
	September 30,	September 30,
	2025	2025
Exercise price	$460.00	$460.00
Share price	$3.85	$3.85
Volatility	108.67%	108.67%
Expected life	5.20	6.28
Risk-free rate	3.68%	3.68%
Dividend yield	-	-

The following table provides quantitative information regarding Level 3 fair value measurements for initial value of the Common Share Warrants as of January 13, 2025.

Common
Share
Warrants
January 13, 2025
Exercise price	$460.00
Share price	$39.60
Volatility	106.26%
Expected life	1.91
Risk-free rate	2.06%
Dividend yield	-

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis.

	Common	Preferred
	Share	Share	Warrant
	Warrants	Warrants	Liability
Fair value as of December 31, 2024	$486,495	$64	$486,559
Initial Measurement, January 13, 2025	33,357	-	33,357
Change in fair value	(491,628)	(64)	(491,692)
Fair value as of September 30, 2025	$28,224	$-	$28,224

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

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

The following table provides quantitative information regarding Level 3 fair value measurements for the conversion upon the event of default derivative liability as of September 30, 2025:

September 30,
2025
Exercise price	$400.00
Share price	$3.85
Volatility	108.67%
Expected life	1.20
Risk-free rate	3.68%
Dividend yield	-

The following table presents a summary of the changes in the fair value of the conversion upon the event of default derivative liability, a Level 3 liability, measured on a recurring basis.

Derivative
liability
Fair value as of December 31, 2024	$313,191
Initial measurement, January 13, 2025	49,017
Change in fair value	(362,191)
Fair value as of September 30, 2025	$17

NOTE 18. RELATED PARTY TRANSACTIONS

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

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Certain Transactions of ECD

Beginning on January 5, 2021, ECD entered into a verbal agreement with Overland Auto Transport Inc d/b/a Luxury Automotive Transport, Inc. (“TransportCo”), a company which is 100% owned by Ashley Humble, Thomas Humble’s father, and has ECD as its only customer. Thomas Humble, an officer of ECD, and Elliot Humble, an officer of ECD, are both directors of TransportCo, however they receive no compensation for their services to TransportCo. TransportCo assists ECD with the intermediation of transportation services for ECD’s products, by locating providers of and booking the required services. TransportCo offers ECD competitive pricing for its services. On September 27, 2023, we entered into a written agreement with TransportCo (the “TransportCo Agreement”) covering the services TransportCo provides to ECD and the compensation paid for such services. As of September 30, 2025, and December 31, 2024, accounts payable included $4,475 and $0, respectively, due to TransportCo.

Prior to ceasing in the second quarter of 2025, British Food Stop sold breakfast and lunch to employees via a food truck on site. The owners of British Food Stop were the parents of Emily Humble, the Company’s President, Secretary, and Director. As of September 30, 2025, and December 31, 2024, the Company had no amounts outstanding under this agreement included in accounts payable in the accompanying unaudited condensed consolidated balance sheet.

On August 15, 2025, the Board appointed Victoria Hay as the Chief Financial Officer and principal financial officer of the Company. Since March 2025, the Company has engaged Flexible Consulting, LLC, where Mrs. Hay is President and which she co-owns, to provide accounting and finance services relating to the Company’s quarterly and monthly financial reporting. Flexible Consulting is considered to be a related party as of August 15, 2025. Accounts payable included $195,910 due to Flexible Consulting, LLC at September 30, 2025.

The following table shows the Company’s expenses incurred with related parties and the relationship:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Luxury Automotive Transport, Inc.	$5,475	$25,092	$20,500	$82,384
British Food Stop	-	14,023	7,939	38,578
Flexible Consulting, LLC (from August 15, 2025)	133,910	-	133,910	-
Total expenses, net	$139,385	$39,115	$162,349	$120,962

NOTE 19. SEGMENTS

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

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

	September 30,	December 31,
	2025	2024

Inventory	$3,789,194	$11,181,806
Deferred revenue	$6,893,657	$11,802,825

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue, net	$5,783,182	$6,440,049	$19,220,445	$19,884,213
Less: Cost of goods sold	$7,454,187	$4,432,509	$17,738,434	$14,296,197
Gross Profit	$(1,671,005)	$2,007,540	$1,482,011	$5,588,016

NOTE 20. SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 19, 2025, which represents the date the financial statements were available to be issued, and no events, other than discussed below have occurred through that date that would impact the financial statements.

First Additional Closing

On August 13, 2025, ("the Company"), entered into a securities purchase agreement (the "SPA”) by and between the Company and an accredited investor (the "Holder”).

The SPA provided that the Holder may require the Company to participate in one or more Additional Closings for purchase by the Holder, and the sale by the Company, of up to the aggregate number of shares of Series C Preferred Stock, which aggregate number for all Buyers shall not exceed 25,000 shares of Series C Preferred Stock (collectively, the "Additional Preferred Shares”, and together with the Initial Preferred Shares, the "Preferred Shares”, and the shares of Common Stock issuable pursuant to the terms of the Certificate of Designations, including, without limitation, upon conversion or otherwise of the Additional Preferred Shares, collectively, the "Additional Conversion Shares”, and together with the Initial Conversion Shares, the "Conversion Shares”).

On October 24, 2025, the Holder delivered notice to the Company, pursuant to which the Holder elected to participate in an additional closing under the SPA (the "First Additional Closing”). At the First Additional Closing, the Company will sell to the Holder and the Holder will purchase from the Company, 1,111 shares of Series C Preferred Stock with a Stated Value (as defined in the Certificate of Designations) of $1,111,000 for a discounted purchase price of $999,900. The First Additional Closing occurred on October 28, 2025.

ECD AUTOMOTIVE DESIGN, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Registration Statement

On November 3, 2025, the registration statement (the "Registration Statement”) on Form S-1 filed by the "Company became effective. In addition to registering shares held by certain selling securityholders for resale, and the securities underlying the Company’s private warrants and publicly traded warrants, the Registration Statement also registered up to $300,000,000 worth of shares of the Company’s common stock, par value $0.0001 per share for sale under the EPFA, dated June 20, 2025. Accordingly, the Company commenced sales of Common Stock under the EPFA on November 4, 2025.

Prior to entering into the EPFA, the Company adopted a new Bitcoin treasury strategy, to acquire Bitcoin as a treasury reserve asset. The Company plans to use the net proceeds from the EPFA to acquire Bitcoin as a treasury reserve asset, to raise capital for growth and for general corporate purposes.

Amendment to Warrants issued to pay legal fees

On September 30, 2025, the Company received an email from Nasdaq notifying the Company that, the warrant the Company issued to pay outstanding legal fees on September 24, 2025 (the “Warrant”) violated Nasdaq Rule 5635(d) (the “Rule”). The Company amended the Warrant as of  October 1, 2025 to make the Warrant compliant with the Rule. The Company was in violation of the Rule upon issuance of the Warrant and that the Company regained compliance with the Rule when it entered into the amendment of the Warrant.

Departure of Officers

On November 11, 2025, the Company entered into separation agreements with Emily Humble, the Company’s Chief Product Officer, and Thomas Humble, the Company’s Chief Experience Officer, pursuant to which their employment with the Company terminated on that date (collectively the “Separation Agreements”). Under the terms of the Separation Agreements, the Company will pay each executive their regular base salary through the termination date and reimburse eligible business expenses in accordance with Company policy. Each executive is also entitled to severance benefits consisting of (i) six monthly cash installments totaling $172,000, (ii) monthly issuances of the Company’s unregistered common stock valued at $32,000 per month for six months beginning in May 2026, and (iii) payment of COBRA premiums for up to six months following termination if elected. The Company reported that the separations were for personal reasons and not the result of any disagreement with the Company. Emily Humble will continue to serve as a member of the Company’s Board of Directors.

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

Business Overview and Strategy

ECD is an award winning, custom-car builder with a focus on British classic vehicles. We provide clients a one-of-a kind immersive luxury automotive design experience for each of its unique custom builds, where customers may design every aspect of the vehicle. In sequence, our highly trained technicians, master-certified ASE craftsmen, hand-built, from the ground up, in 2,200 man-hours, a completely restored vehicle, replacing substantially its every single component– customizing the engine, the color, the seating, the stitching, the electronics and the cosmetic finishes. All elements of the process are completed in-house. We primarily earn our revenue from the sale of the customized vehicle directly to the customer, as well as by providing repair or upgrade services to customers, and from the sale of extended warranties. Occasionally we earn commissions on resale of used vehicles. Our revenues, net, were $5,783,182 and $6,440,049 for the three months ended September 30, 2025 and 2024, respectively. Our revenues, net, were $19,220,445 and $19,884,213 for the nine months ended September 30, 2025 and 2024, respectively. We had net income and loss of $2,232,855 and $2,569,518, and net loss of $4,787,756 and $7,458,875 for the three and nine months ended September 30, 2025 and 2024, respectively.

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

Our headquarters, known as the “Rover Dome,” is a 100,000-square-foot facility located in Kissimmee, FL, where as of September 30, 2025, there were 95 employees located. ECD, by means of ECD UK, operates a logistics center in the United Kingdom where its professionals work to source and transport over-25-year-old vehicles back to the United States for restoration.

Securities Purchase Agreement

On October 6, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional Lender (the “Lender”) pursuant to which the Company issued to the Lender a senior secured convertible note (the “December 2023 Convertible Note”) in exchange for a loan in the principal amount of $15,819,209. The December 2023 Convertible Note shall accrue interest at an annual rate equal to the Prime Interest rate plus 5% per annum which is payable quarterly in cash, or upon the Company’s option, in securities of the Company provided certain conditions are met at the increased interest rate of the Prime Interest rate plus 8% per annum. The Company is required to pay a late charge of 12% per annum (“Late Charges”) on any amount of principal or other amounts that are not paid when due. The December 2023 Convertible Note is convertible into shares of the Company’s common stock, par value $0.0001 per share at the option of the Lender at a conversion price of $400.00 per share, subject to a one-time downward adjustment on the effective date of the registration statement providing for the resale of the common stock issuable upon conversion of the December 2023 Convertible Note to a conversion price equal to the prior 5-day volume weighted average price, subject to a floor of $240.00. The conversion price is subject to a downward adjustment if the Company issues equity in the future at a price less than $400.00, except for equity issued in connection with certain strategic acquisitions. The conversion price is also subject to a downward adjustment if the Company fails to satisfy certain performance conditions set forth in the December 2023 Convertible Note. Upon the Lender’s conversion, the conversion amount shall be equal to 115% of the principal amount to be converted under the December 2023 Convertible Note plus any accrued and unpaid interest and accrued and unpaid Late Charges on such principal and interest, if any (the “Conversion Rate”). Lender’s ability to convert the December 2023 Convertible Note into shares of common stock is subject to a 4.99% blocker, such that Lender cannot convert the December 2023 Convertible Note into shares of common stock to the extent it will make the Lender a beneficial owner of more than 4.99% of the common stock. The Company has the option to prepay the December 2023 Convertible Note, upon thirty (30) business day written notice, by paying the product of the 20% redemption premium multiplied by the greater of (i) the conversion amount to be redeemed and (ii) the product of (x) the Conversion Rate with respect to the conversion amount to be redeemed multiplied by (y) the greatest closing sale price of the Company’s common stock on any trading day immediately preceding such notice of redemption and the date the Company makes the entire payment required.

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

The January 2025 SPA also provides that in connection with the January 2025 Note, the Company will also issue to the Lender at no additional cost 12,500 shares of Common Stock and a warrant, dated January 13, 2025, to purchase 9,960 shares of Common Stock at an exercise price of $460.00 per share (the “Common Share Warrant”).

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

Exchange Agreement

On May 14, 2025, the Company entered into an Amendment and Exchange Agreement (the “Exchange Agreement”) with an institutional investor (the “Lender”) pursuant to which the Company shall authorize one or more series of a new series B convertible preferred stock of the Company, $0.0001 par value (see Note 12, Preferred Stock). The Exchange Agreement provides that the Holder shall have the option exchange some or all of the amounts outstanding under the December 2023 Convertible Note, August 2024 Convertible Note and/or the January 2025 Convertible Note (collectively the “Convertible Notes”). At the initial closing the Lender has determined to convert $1,284,881. which is the principal amount plus all accrued interest due under the August 2024 Convertible Note, into 100 shares of Series B Preferred Stock. The foregoing summary of the Exchange Agreement is not purport to be complete and is qualified in its entirety by reference to the Exchange Agreement a form of which is attached hereto as Exhibit 10.11 and is incorporated herein by reference.

Second Exchange Agreement

On June 20, 2025, the Company entered into a Second Amendment and Exchange Agreement (the “Second Exchange Agreement”) with the Lender pursuant to which the Company shall authorize one or more series of a new series C convertible preferred stock of the Company, the terms of which are set forth in a certificate of designation for such series of preferred stock designated as Series C Convertible Preferred Stock, $0.0001 par value (the “Series C Preferred Stock”), which Series C Preferred Stock shall be convertible into shares of Common Stock. The Second Exchange Agreement provides that the Holder shall have the option to exchange (a) some or all of the amounts outstanding under the Convertible Notes, and (b) the 100 shares of Series B Preferred Stock. At the initial closing the Lender determined to convert the 100 shares of Series B Preferred Stock, into 100 shares of Series C Preferred Stock, and such shares of Common Stock issuable pursuant to the terms of the Series C Preferred Stock, including, without limitation, upon conversion or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

The Second Exchange Agreement provides further that, subject to the terms and conditions set forth in this Second Exchange Agreement, the Lender may require the Company to participate in one or more Additional Exchanges to exchange such portion of the amounts outstanding under the remaining Convertible Notes as set forth in such applicable closing notice related to such exchange into such aggregate number of shares of such new series of Series C Preferred Stock as set forth in such additional closing notice related to such exchange, and such shares of Common Stock issuable pursuant to the terms of Series C Preferred Stock, including, without limitation, upon conversion of the shares of Series C Preferred Stock held by the Lender or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

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

Reversal of Series A Convertible Preferred Stock Conversion

In January 2025 the conversion of the 463 shares of Series A Convertible Preferred Stock into 46,250 shares of common stock was reversed by the Company’s transfer agent due to the terms of the agreement that a stockholder’s ability to convert Series A Convertible Preferred Stock into shares of Common Stock is subject to a 4.99% blocker, that precluded the stockholder from converting its Series A Convertible Preferred Stock into shares of Common Stock to the extent it will made the stockholder a beneficial owner of more than 4.99% of the Common Stock.

Business Loan and Security Agreement

On February 20, 2025, the Company entered into a Business Loan and Security Agreement with Agile Lending, LLC (the “Lending Lender”) pursuant to which the Company received a term loan from the Lending Lender in the principal amount of $1,575,000 (the “Agile Loan”). The principal amount of the Agile Loan included an administrative agent fee of $75,000.

On April 4, 2025, the Company entered into a new business loan and security agreement with an effective date of April 4, 2025 (the “New Loan Agreement”) by and among an investor (the “New Lender”), a collateral agent (the “Collateral Agent”), the Company and its subsidiary, Humble Imports Inc., pursuant to which the Company received a term loan from the New Lender in the principal amount of $1,824,300 (the “New Loan”). The New Loan agreement stipulates the Loan should be repaid through sixty-nine (69) equal weekly payments of principal and interest in the aggregate amount of $35,693 per week commencing on April 15, 2025 and ending August 4, 2026 (the “Term”). During the Term, the New Loan will accrue interest in the aggregate amount of $638,505 unless, in the event of default, the New Loan will accrue interest at a fixed per annum rate equal to the rate that is otherwise applicable plus 5% (the “Default Rate”). The New Loan included an administrative expense fee of $40,000 and a lender’s legal fee of $35,000, which sum was netted out of the New Loan. The New Loan is secured by all properties, rights and assets of the Company and Collateral Agent is designated as the collateral agent under the New Loan Agreement. The New Loan Agreement contains customary representations and warranties and affirmative and negative covenants. Among other things, these covenants restrict the Company’s ability to incur certain types or amounts of indebtedness, incur liens on certain assets, dispose of material assets, enter into certain restrictive agreements, or engage in certain transactions with affiliates. Additionally, the New Loan Agreement contains customary default provisions including, but not limited to, failure to pay interest or principal when due. To evidence the New Loan, the Company executed a secured promissory note, the form of which is an exhibit to the New Loan Agreement.

The net proceeds of the New Loan were used to pay off the Agile Loan in the discounted amount of $1,749,300, including principal and interest. Accordingly, the Agile Loan is paid off and satisfied.

Third Amendment and Exchange Agreement

On July 7, 2025, the Company and Lender entered into the Third Amendment and Exchange Agreement (the “Third Exchange Agreement”). Pursuant to the Third Exchange Agreement, on July 7, 2025, the Lender converted the $2,462,805 under the New Loan Agreement into 125 shares of the Company’s Series C Preferred Stock, and such shares of Common Stock issuable pursuant to the terms of the Series C Preferred Stock, including, without limitation, upon conversion or otherwise, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Consulting Agreement

On February 20, 2025, the Company entered into a consulting agreement (“Consulting Agreement”) with an advisor (the “Advisor”) for business advisory services, guidance on growth strategies, and networking with its contacts on a non-exclusive basis for general business purposes. Pursuant to the consulting agreement, the Company issued 5,900 shares of the Company’s common stock to the Advisor on the Effective Date.

Equity Purchase Facility Agreement

On June 20, 2025, the Company also entered into an Equity Purchase Facility Agreement (“EPFA”) with an unrelated accredited investor, allowing the Company, at its discretion, to sell up to $500 million of its common stock over time, subject to terms and conditions. In connection with the EPFA the Company issued 2,500 shares of common stock as a commitment fee (the “Commitment Shares”) to the investor.

Securities Purchase Agreement

On August 13, 2025, the Company entered into a SPA by and between the Company and the Holder. Pursuant to the SPA the Holder purchased, and the Company sold 28 shares of the Company’s Series C Convertible Preferred Stock, and the shares of Common Stock issuable pursuant to the terms of the Certificate of Designations, including, without limitation, upon conversion or otherwise of the Initial Preferred Shares, collectively, the “Initial Conversion Shares”) for a discounted purchase price of $999,900.

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

The following table provides a reconciliation of net income (loss) to adjusted EBITDA to net loss for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$2,232,855	$(2,569,518)	$(4,787,756)	$(7,458,875)
Excluding:
Interest expense	3,082,464	1,401,829	7,044,791	3,844,653
Income tax (benefit) expense	-	315,487	(400,000)	838,055
Equity compensation expense	369,375	37,500	1,909,555	294,459
Non-recurring professional fees*	-	108,476	-	547,854
Gain on FV conversion of debt to preferred stock	(10,479,055)	-	(10,912,936)	-
Other (income) expense, net	73,250	286,048	330,473	(24,864)
Change in FV of warrant liabilities	27,636	118,336	(491,691)	570,381
Change in FV of conversion option liabilities	(1,203)	124,752	(362,192)	361,611
Gain on forgiveness of payable	-	(319,899)	-	(319,899)
Foreign exchange loss	12,355	1,534	21,184	12,054
Depreciation	25,856	27,263	76,977	102,362
Adjusted EBITDA	$(4,656,467)	$(455,693)	$(7,571,595)	$(1,232,209)

*

The Company has included non-recurring professional fees as a component of adjusted EBITDA as these expenses were incurred in connection with the restatements of the 2022, 2023 and first half 2024 financial statements, the suspension of BF Borgers CPA PC as the Company’s previous independent registered public accounting firm and related matters.

Adjusted EBITDA increased $4,200,774 and $6,339,386 for the three and nine months ended September 30, 2025 as compared to same periods ended September 30, 2024.

Components of Results of Operations

We manage our business globally within one operating segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions, and assesses operating performance.

Results of Operations

To provide readers with meaningful comparisons, the following analysis provides comparisons of the financial results for the three months ended September 30, 2025 and 2024. We analyze and explain the differences between periods in the specific line items of the Unaudited Condensed consolidated Statements of Operations and Comprehensive (Loss) Income.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The following table sets forth our results of operations for the periods presented:

	For the three months ended
	September 30,		Variance	Variance
	2025	2024	($)	()%
Revenue, net	$5,783,182	$6,440,049	$(656,867)	(10)%
Cost of goods sold	7,454,187	4,432,509	3,021,678	68%
Gross (loss) profit	(1,671,005)	2,007,540	$(3,678,545)	(183)%

Operating expenses:
Sales and marketing expenses	168,925	258,138	(89,213)	(35)%
General and administrative expenses	3,212,259	2,363,570	848,689	36%
Provision for credit losses	13,028	-	13,028	0%
Depreciation and amortization expenses	25,856	27,263	(1,407)	(5)%
Total operating expenses	3,420,068	2,648,971	771,097	29%

Loss from operations	(5,091,073)	(641,431)	(4,449,642)	694%

Other income (expense):
Interest expense	(3,082,464)	(1,401,829)	(1,680,635)	120%
Change in fair value of warrant liabilities	(27,636)	(118,336)	90,700	(77)%
Change in fair value of conversion option	1,203	(124,752)	125,955	(101)%
Gain on forgiveness of payable	-	319,899	(319,899)	(100)%
Gain on FV conversion of debt to preferred stock	10,479,055	-	10,479,055	0%
Resale commissions income	(12,355)	(1,534)	(10,821)	705%
Foreign exchange loss	39,375	20,000	19,375	97%
Other income (expense), net	(73,250)	(306,048)	232,798	(76)%
Total other income (loss)	7,323,928	(1,612,600)	8,936,528	(554)%
Income (loss) before income taxes	2,232,855	(2,254,031)	4,486,886	(199)%
Income tax expense	-	(315,487)	315,487	(100)%
Net income (loss)	$2,232,855	$(2,569,518)	$4,802,373	(187)%

Revenue

Revenue decreased $656,867 for the three months ended September 30, 2025, as compared to the same period ended September 30, 2024 driven by a decrease in build revenue partially offset by an increase in CTC sales.

Gross Profit

Gross profit decreased by $3,678,545 for the three months ended September 30, 2025 as compared to the same period ended September 30, 2024 driven by an increase in the cost of materials for builds, shipping and customs fees and labor associated with builds.

Operating Expense

The Company experienced an overall increase in operating expenses of $771,097 for the three months ended September 30, 2025, as compared to the same period ended September 30, 2024 primarily driven by an increase in general and administrative costs and a provision for credit losses booked in the three months ended September 30, 2025partially offset by a decrease in advertising and marketing expenses.

Other Expense, Net

For the three months ended September 30, 2025, total other income, net increased $8,936,528, as compared to the same period ended September 30, 2024, driven primarily by the gain on fair value conversion of Notes Payable to Series C Preferred Stock.

For the three months ended September 30, 2025, interest expense increased $1,680,635 as compared to the same period ended September 30, 2024 driven primarily by additional debt taken out in the nine months ended September 30, 2025 and the amortization of debt discount relating to the conversion of the Convertible Notes to Common Stock.

A loss and gain in fair value of warrant liabilities and conversion option liabilities of $27,636 and $1,203, respectively, was reported for the three months ended September 30, 2025, compared to a loss of $118,336 and $124,752, respectively, for the same period ended September 30, 2024.

A gain on forgiveness of payable of $319,899 was reported for the three months ended September 30, 2024 attributable to a default waiver granted from the Lender relating to the December 2023 Convertible Note.

For the three months ended September 30, 2025 other expense of $73,250was driven primarily by a loss on sale of trade vehicles. For the three months ended September 30, 2024, other expense of $306,048 was driven by the loss of sale of resale vehicles.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The following table sets forth our results of operations for the periods presented:

	For the nine months ended
	September 30,		Variance	Variance
	2025	2024	($)	()%
Revenue, net	$19,220,445	$19,884,213	$(663,768)	(3)%
Cost of goods sold	17,738,434	14,296,197	3,442,237	24%
Gross profit	1,482,011	5,588,016	$(4,106,005)	(73)%

Operating expenses:
Sales and marketing expenses	741,307	886,119	(144,812)	(16)%
General and administrative expenses	10,280,293	6,768,386	3,511,907	52%
Provision for credit losses	42,536	8,033	34,503	430%
Depreciation and amortization expenses	76,977	102,362	(25,385)	(25)%
Total operating expenses	11,141,113	7,764,900	3,376,213	43%

Loss from operations	(9,659,102)	(2,176,884)	(7,482,218)	344%

Other income (expense):
Interest expense	(7,044,791)	(3,844,653)	(3,200,138)	83%
Change in fair value of warrant liabilities	491,691	(570,381)	1,062,072	(186)%
Change in fair value of conversion option	362,192	(361,611)	723,803	(200)%
Gain on FV conversion of debt to preferred stock	10,912,936	-	10,912,936	0%
Gain on forgiveness of payable	-	319,899	(319,899)	(100)%
Resale commissions income	(21,184)	(12,054)	(9,130)	76%
Foreign exchange loss	100,975	105,100	(4,125)	(4)%
Other income (expense), net	(330,473)	(80,236)	(250,237)	312%
Total other income (loss)	4,471,346	(4,443,936)	8,915,282	(201)%
Loss before income taxes	(5,187,756)	(6,620,820)	1,433,064	(22)%
Income tax benefit (expense)	400,000	(838,055)	1,238,055	(148)%
Net loss	$(4,787,756)	$(7,458,875)	$2,671,119	(36)%

Revenue

Revenue decreased $663,768 for the nine months ended September 30, 2025, as compared to the same period ended September 30, 2024 primarily due to a decrease in build revenue.

Gross Profit

Gross profit decreased by $4,106,005 during the nine months ended September 30, 2025, compared to the same period ended September 30, 2024 due to an increase in the cost of materials for builds, shipping and customs fees and labor associated with builds.

Operating Expenses

Operating expenses increased by $3,376,213 for the nine months ended September 30, 2025, as compared to the same period ended September 30, 2024 primarily driven by an increase in general and administrative expenses due to increased headcount and equity compensation expense. This was partially offset by a decrease in sales and marketing expenses.

Other Expense, Net

For the nine months ended September 30, 2025, total other income, net increased $8,915,282, as compared to the same period ended September 30, 2024 primarily driven by the gains on fair value of conversion of Notes Payable to Series B and C Preferred Stock.

For the nine months ended September 30, 2025, interest expense increased $3,200,138, as compared to the same period ended September 30, 2024 due to additional debt taken out in the second half of 2024 and the nine months ended September 30, 2025, the early repayment of the Agile Loan in April 2025 and the amortization of debt discount relating to the conversion of the Convertible Notes to Common Stock.

For the nine months ended September 30, 2025, the gain in fair value on warrant and conversion option liabilities was $491,691 and $362,192, respectively. For the nine months ended September 30, 2024, the loss on fair value of warrant and conversion option liabilities was $570,381 and $361,611, respectively.

A gain on forgiveness of payable of $319,899 was reported for the nine months ended September 30, 2024 attributable to a default waiver granted from the Lender relating to the December 2023 Convertible Note.

For the nine months ended September 30, 2025, other expense was $330,473 relating mainly to the loss on sale of trade in vehicles. For the nine months ended September 30, 2024, other expense was $80,236 comprising mainly the loss on sale of resale vehicles.

Liquidity and Capital Resources

Uses and Availability of Funds

Our primary sources of funds are customer deposits, collections of deferred revenue, and proceeds from loan payable. The Company relies on customer deposits to fund working capital requirements. Upon execution of the contract, the Company bills its customers the total consideration of the contract. The Company receives from 25% to 50% of the total consideration of the contract, except for upgrades, from its customers as acceptance of contract, which are initially recorded in customer deposits, and are recognized as net revenue when the products are titled or delivered. As of September 30, 2025, the Company had customer deposits in the amount of $6,893,657 and deferred revenue for vehicles that were completed, but title had not been transferred to the customer as of September 30, 2025 of $0.

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

As of September 30, 2025, we had cash and cash equivalents of $157,682. The Company’s primary source of operating funds since inception has been from cash receipts from sales and proceeds from loans payable.

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

Cash Flows

Cash flows for the nine months ended September 30, 2025 and 2024

The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended
	September 30,
	2025	2024
Cash Provided By (Used In):
Operating Activities	$(5,942,498)	$(7,199,988)
Investing Activities	-	(17,046)
Financing Activities	4,623,329	2,674,469
Effect of translation changes on cash	-	482
Net decrease in cash and cash equivalents	$(1,319,169)	$(4,542,083)

Net cash used in operating activities

Operating activities used cash of $5,942,498 for the nine months ended September 30, 2025 of which $1,457,749 was used to fund working capital.

Operating activities used cash of $7,199,988 for the nine months ended September 30, 2024 of which $2,485,227 was used to fund working capital.

Net cash used in investing activities

No cash was used for investing activities for the nine months ended September 30, 2025.

Investing activities used cash of $17,046 for the nine months ended September 30, 2024, related to purchase of warehouse equipment.

Net cash provided by financing activities

Financing activities provided cash of $4,623,329 for the nine months ended September 30, 2025, primarily related to proceeds from the January, June and July 2025 Convertible Notes and the notes payable received in April 2025 and proceeds from the sale of Series C Preferred Stock, partially offset by the repayment of the Agile Loan and repayments on the Floor Loan.

Financing activities provided cash of $2,674,469 for the nine months ended September 30, 2024 primarily related to proceeds, net of repayments, of the Floor plan loan, the issuance of common shares and proceeds from the August 2024 Convertible Note.

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

Product Revenue – Builds

The Company generates revenue through the sales of vehicles directly to customers. The Company considers the build/sales contracts to be the contracts with the customer. There is a single performance obligation in all of the Company’s contracts, which is to build a vehicle based on customer specifications, transfer title or delivery of product under the terms in the arrangement. Product revenue is recognized when the product build is completed and title has been transferred, or product is delivered. The Company concluded that this was the appropriate time to record revenue based on the following criteria, (1) ECD has a right to full payment for the product. (2) The customer has legal title to the product and (3) The customer has the significant risks and rewards of ownership of the asset. There are certain build contacts, “owner donor vehicles” where title remains with the customer for the entire project. Under these contracts, revenue is recognized at a point in time when the truck is delivered back to the customer.

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

Applying the practical expedient in ASC 606, the Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. The Company records the related costs as part of the cost of goods.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, including the application of accounting policies for revenue recognition and inventory and technical accounting areas. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has begun to design and implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we are expanding and improving our review process for complex transactions. We are further improving this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications, and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from January 1, 2025 through September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended September 30, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

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
10.19#

Agreement, dated September 24, 2025, between ECD Automotive Design, Inc. and Loeb & Loeb LLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2025).

10.20#	Common Stock Purchase Warrant, dated September 24, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Previously filed
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2025

ECD Automotive Design, Inc.

/s/ Scott Wallace
	Name:	Scott Wallace
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Victoria Hay
	Name:	Victoria Hay
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)